Form 10QSB
period 2007-06-30
LEGACY MINING LTD.
filed 2007-09-17
CIK 1089565

   U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from      to

Commission File Number: 333-138672

LEGACY MINING LTD.

 (Exact name of registrant as specified in its charter)

NEVADA                                      91-1963840

(State or other jurisdiction of

      incorporation or organization)          (I.R.S. Employer Identification No.)

1288 Alberni Street, Suite 806, Vancouver, British Columbia, Canada, V6E 4N5

(Address of registrant's principal executive offices)   (Zip Code)

604.664.0499

(Registrant's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section

13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been

subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined

in Rule 12b-2 of the Exchange Act)   Yes [ ]   No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of June 30, 2007 there were 17,098,502 shares of the issuer's $.0001 par value common stock issued and outstanding.

Transitional Small Business disclosure format:  Yes [ ]   No  [X]

INDEX

PAGE

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements................................................................

F1-F-7

Item 2.   Management's Discussion and Analysis or Plan of Operation.......

2

Item 3.   Controls And Procedures........................................................

                6

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings.................................................................

7

Item 2.   Changes in Securities and Use of Proceeds..............................

7

Item 3.   Defaults Upon Senior Securities.............................................

                7

Item 4.   Submission of Matters to a Vote of Security Holders...............

                7

Item 5.   Security Ownership Of Certain Beneficial Owners and

              management........................................................................

  7

Item 6.   Exhibits and Reports on Form 8-K and other reports...............

9

SIGNATURES.................................................................................

9

===============================================================

PART I. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

LEGACY MINING LTD.

 (An exploration stage company)

 FINANCIAL STATEMENTS

JUNE 30, 2007

(Unaudited)

NOTES TO FINANCIAL STATEMENTS.....F-4-F-7

LEGACY MINING LTD.

 (An exploration stage company)

BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006

ASSETS
CURRENT ASSETS
Cash	$ 3,076	$ 7,486
Taxes Recoverable	1,260	1,200
Prepaid expenses		-
	4,336	8,686

EQUIPMENT, net of depreciation of $31,072 (2006-$30,639)	2,455	2,888

	6,791	$ 11,574

LIABILITIES
CURRENT
Accounts payable and accrued liabilities	$ 17,107	$ 30,339
Due to related parties	100,862	53,266
	117,969	83,605

STOCKHOLDERS’ DEFICIT

Common stock, $.0001 par value, 100,000,000 shares authorized
Issued and outstanding: 17,098,502 (2006 – 17,098,502) common shares	1,709	1,709
Additional paid-in capital	2,039,722	2,039,722
Deficit accumulated during the exploration stage	(2,152,609)	(2,113,462)
	(111,178)	(72,031)

	$ 6,791	$ 11,574

The accompanying notes are an integral part of these financial statements.

LEGACY MINING LTD.

 (An exploration stage company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006	Cumulative results of operation from February 19, 1999 (inception) to June 30,2007

EXPENSES
Consulting	$ 3000	$ 3,000	$ 6,000	$ 6,000	$ 121,714
Depreciation	217	310	433	620	31,073
Exploration costs	-	-	-	-	17,214
Management fees	-	-	-	-	131,200
Office and general	5,117	3,570	12,737	6,411	259,480
Professional fees	5,901	7,502	19,977	17,330	155,876
Travel and accommodation	-	-	-	-	59,382
Wages and salaries	-	-	-	-	57,745
Website development costs	-	-	-	-	158,772
Write-down of technology license	-	-	-	-	912,653
Write-down of URLs	-	-	-	-	247,500
	14,234	14,382	39,147	30,361	2,152,609

NET LOSS	$ (14,235)	$ (14,382)	$ (39,147)	$ (30,361)	$ (2,152,609)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	17,098,502	13,243,326	17,098,502	13,243,326

The accompanying notes are an integral part of these interim financial statements.

LEGACY MINING LTD.

 (An exploration stage company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 31, 2007	Six months ended June 31, 2006	Cumulative results of operations from February 19, 1999 (inception) to June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (39,147)	$ (30,361)	$ (2,152,609)
Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation	433	620	31,072
- non-cash salaries	-	-	50,000
- non-cash exploration costs	-	-	9,500
- write down of technology license	-	-	912,654
- write off of website development costs	-	-	158,772
- write down of URLs	-	-	247,500
- net changes in working capital items	(13,292)	5,005	465,484

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(52,006)	(24,736)	(277,627)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	-	-	(24,317)
Website development costs	-	-	(158,772)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(183,089)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances (to) from related parties	47,596	27,733	253,792
Net proceeds on sale of common stock	-	-	210,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	47,596	27,733	463,792

NET (DECREASE) INCREASE IN CASH	(4,410)	2,997	3,076

CASH, BEGINNING OF THE PERIOD	7,486	3,081	-

CASH, END OF THE PERIOD	$ 3,076	$ 6,078	$ 3,076

The accompanying notes are an integral part of these financial statements.

LEGACY MINING LTD.

 (An exploration stage company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Legacy Mining Ltd. (“Legacy” or the “Company”) was incorporated on February 19, 1999 in the State of Nevada as Power Direct Tech.com.  On February 23, 1999, the Company changed its name to PD Tech.com and on June 8, 1999 the Company changed its name to Cardstakes.com to reflect management’s decision to shift the Company’s focus to internet-based business development. On December 31, 2003, the Company reduced its holdings in Golden Spirit Enterprises Ltd. (“Golden Spirit”) to less than 10% and was no longer considered a subsidiary of Golden Spirit. On January 13, 2004, the Company changed its name to Legacy Mining Ltd. to reflect management’s decision to shift the Company’s focus to mineral exploration and development. On December 12, 2006, Legacy filed a Form SB-2 Registration Statement with the United States Security Commission. Following a number of amendments, the SB-2/A was declared effective on August 3, 2007.

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company is an exploration stage company and its general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities.  The continued operations of the Company is dependent upon the existence of economically recoverable reserves and the ability of the Company to obtain necessary financing to complete the development of those reserves, and upon future profitable production.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and further significant losses are expected to be incurred in the exploration and development of its mineral properties.  The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its mineral properties. The Company has incurred losses of $2,152,609 from inception to June 30, 2007 and has a working capital deficiency of $113,633. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.

The Company's future capital requirements will depend on many factors, including costs of exploration of the properties, cash flow from operations, costs to complete property development, if warranted, and competition and global market conditions.  The Company's anticipated recurring operating losses and growing working capital needs will require that it obtain additional capital to operate its business.

Given the Company's limited operating history, lack of revenues, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability.   Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

LEGACY MINING LTD.

(An exploration stage company)

 NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007 (unaudited)

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2006 filed on August 2, 2007 with Amendment No. 5 to Form SB-2.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company's financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions that could have a material effect on the reported amounts of the Company's financial position and results of operations.

Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Reclassifications - Certain reclassifications have been made to the 2006 financial statement amounts to conform to the 2007 financial statement presentation.

Recent Accounting Pronouncements

In 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No  109 Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 as of January 1, 2007, as required.

There were no interest or general and administrative expenses accrued or recognized related to income taxes for the six months ended June 30, 2007.  The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the six months ended June 30, 2007 or during the prior three years applicable under FIN 48.  It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48.  The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations

LEGACY MINING LTD.

(An exploration stage company)

 NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007 (unaudited)

NOTE 3 – INTERESTS IN MINERAL PROPERTIES

TK Mineral Property

By agreement dated December 15, 2003 and subsequent amendment dated March 4, 2004, the Company acquired a ninety-percent (90%) interest in ten (10) lode mining claims known as the TK claims, located in Lander County, Nevada. The Company issued 100,000 restricted common shares and paid $1,000 upon execution of the agreement. Under the terms of the agreement, the Company was required to pay $3,500 by March 15, 2004. Thereafter, on the fifteenth day of each month from April 2004 to January 2005, the Company was required to pay an additional $500 in cash.  In addition, the Company was required to issue $16,500 worth of restricted shares on or before October 15, 2005 to earn its ninety-percent (90%) interest.  As of December 31, 2004, the Company had paid $5,000 and issued the initial 100,000 restricted common shares towards the acquisition. On October 15, 2005, the Company did not issue the additional required restricted shares or make the required cash payments to earn its ninety-percent interest as management determined it would pursue another property of more merit. As such, the TK claims were abandoned.

Ester Creek and Second Chance Mineral Properties

On October 11, 2005, the Company entered into an agreement with Golden Spirit Gaming Ltd. ("Golden Spirit"), a public company with directors in common, whereby the Company acquired a ninety-percent (90%) ownership interest in the Ester Creek and Second Chance claims (collectively, the “Claims”) located approximately eight miles northeast of Fairbanks, Alaska for the issuance of 750,000 restricted shares of the Company’s common stock valued at $7,500.  Under the terms of the agreement, Ester Creek Gold Company, a private Nevada corporation, retained a 10% non-assessable interest in the Ester Creek claims and Lee Holland, a resident of Alaska, retained a 10% non-assessable interest in the Second Chance claim. The Claims are located in and around Ester Creek over an area of approximately 2,320 acres (4 square miles).

The Company will be responsible to keep the Claims in good standing henceforth and to protect the rights of the carried interest holders.  The Company will be required to perform annual assessment work to keep the Claims in good standing. The Company has an independent engineering report prepared on the property, which contains recommendations for a work commitment of $25,495 for geological sampling and assaying to be conducted in the fall of 2007.

NOTE 4 - CAPITAL STOCK

The Company’s capitalization is 100,000,000 common shares with a par value of $0.0001 per share.

2007 Transactions – None

2006 Transaction

On August 29, 2006, Legacy entered into settlement agreements with certain related and non-related parties to settle aggregate debts totaling $192,759. These debts were incurred for services performed by the respective parties on behalf of Legacy. On September 5, 2006, the debtors received 3,855,180 restricted common shares of the Company in accordance with the settlement agreements. The issue of these shares at $0.02 per share, being the fair value of these shares on the settlement date, resulted in a non-realized gain that is reflected in additional paid in capital.

LEGACY MINING LTD.

(An exploration stage company)

 NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007 (unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2007, the Company incurred expenses for consulting fees of $6,000 (2006 - $6,000) to a Company controlled by a significant shareholder.

At June 30, 2007, the following amounts are due to related parties:

	June 30, 2007	December 31, 2006

Avalon Energy Corporation	$21,028	$16,360
Golden Spirit Enterprises Ltd.	20,081	20,081
Significant shareholders	59,753	16,825

	$100,862	$53,266

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. All amounts owed to the above related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 6 - INCOME TAXES

Potential benefits of United States Federal income tax losses are not recognized in the accounts until realization is more likely than not. As of June 30, 2007, the Company has combined net operating losses carried forward totaling approximately $2,150,000 for tax purposes which expire between the years 2019 through 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382 for 2002 and prior year’s losses.  Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

NOTE 7 – SUPPLEMENTARY CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

	Six months ended June 30, 2007	Six months ended June 30, 2006	Cumulative results of operations from February 19, 1999 (inception) to June 30 ,2007
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Shares issued for debt settlement	$ -	$ -	$ 421,747

LEGACY MINING LTD.

(An exploration stage company)

 NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2007 (unaudited)

NOTE 8 – SUBSEQUENT EVENT

On August 3, 2007, the Company’s Form SB-2/A was declared effective by the U.S. Securities and Exchange Commission. The Company’s Form 15c211 has been filed with the Financial Industry Regulatory Authority and the Company’s initial public offering of 1,000,000 common shares at a price of $0.05 per share closed on August 31, 2007. The offering was fully subscribed for proceeds to the Company of $50,000.

ITEM 2. PLAN OF OPERATION:

THIS FOLLOWING INFORMATION SPECIFIES CERTAIN FORWARD-LOOKING STATEMENTS OF MANAGEMENT OF OUR COMPANY. FORWARD-LOOKING STATEMENTS ARE STATEMENTS THAT ESTIMATE THE HAPPENING OF FUTURE EVENTS AND ARE NOT BASED ON HISTORICAL FACT.  FORWARD-LOOKING STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY, SUCH AS "MAY", "SHALL", "WILL", "COULD", "EXPECT", ESTIMATE", "ANTICIPATE", "PREDICT", "PROBABLE", "POSSIBLE", "SHOULD", "CONTINUE", OR SIMILAR TERMS, VARIATIONS OF THOSE TERMS OR THE NEGATIVE OF THOSE TERMS.  THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION HAVE BEEN COMPILED BY OUR MANAGEMENT ON THE BASIS OF ASSUMPTIONS MADE BY MANAGEMENT AND CONSIDERED BY MANAGEMENT TO BE REASONABLE. OUR FUTURE OPERATING RESULTS, HOWEVER, ARE IMPOSSIBLE TO PREDICT AND NO REPRESENTATION, GUARANTY, OR WARRANTY IS TO BE INFERRED FROM THOSE FORWARD-LOOKING STATEMENTS.

THE ASSUMPTIONS USED FOR PURPOSES OF THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION REPRESENT ESTIMATES OF FUTURE EVENTS AND ARE SUBJECT TO UNCERTAINTY AS TO POSSIBLE CHANGES IN ECONOMIC, LEGISLATIVE, INDUSTRY, AND OTHER CIRCUMSTANCES. AS A RESULT, THE IDENTIFICATION AND INTERPRETATION OF DATA AND OTHER INFORMATION AND THEIR USE IN DEVELOPING AND SELECTING ASSUMPTIONS FROM AND AMONG REASONABLE ALTERNATIVES REQUIRE THE EXERCISE OF JUDGMENT. TO THE EXTENT THAT THE ASSUMED EVENTS DO NOT OCCUR, THE OUTCOME MAY VARY SUBSTANTIALLY FROM ANTICIPATED OR PROJECTED RESULTS, AND, ACCORDINGLY, NO OPINION IS EXPRESSED ON THE ACHIEVABILITY OF THOSE FORWARD-LOOKING STATEMENTS. NO ASSURANCE CAN BE GIVEN THAT ANY OF THE ASSUMPTIONS RELATING TO THE FORWARD-LOOKING STATEMENTS SPECIFIED IN THE FOLLOWING INFORMATION ARE ACCURATE, AND WE ASSUME NO OBLIGATION TO UPDATE ANY SUCH FORWARD-LOOKING STATEMENTS.

Our Background.

Legacy Mining Ltd. (“Legacy” or the “Company”) was incorporated on February 19, 1999 in the State of Nevada as Power Direct Tech.com.  On February 23, 1999, the Company changed its name to PD Tech.com and on June 8, 1999 the Company changed its name to Cardstakes.com to reflect management’s decision to shift the Company’s focus to internet-based business development. On December 31, 2003, the Company reduced its holdings in Golden Spirit Enterprises Ltd. (“Golden Spirit”), through a series of re-organization transactions, to less than 10% and was no longer considered a subsidiary of Golden Spirit. On January 13, 2004, the Company changed its name to Legacy Mining Ltd. to reflect management’s decision to shift the Company’s focus to mineral exploration and development. We also declared a one-for-two reverse stock split of all of the outstanding common stock, without any change in par value of the shares of common stock.

Shareholder approval was obtained to affect the reverse stock split which became effective on January 30, 2004. The new CUSIP number for the Company is 5246EP 10 3.

On December 12, 2006, Legacy filed a Form SB-2 Registration Statement with the United States Security Commission. Following a number of amendments, the SB-2/A was declared effective on August 3, 2007.

Our Business.

Our Company was originally incorporated to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of Nevada.  .

On  June 15, 1999, the Company and Golden Spirit Enterprises Ltd. entered into a licensing agreement whereby the Company acquired 51% of Golden Spirit’s rights, title and interest under an agreement to acquire a certain internet related proprietary technology. The result was that the Company had the right to utilize and commercially exploit certain software and related proprietary technology allowing for the marketing and sale of greeting cards over the Internet.  In exchange for the rights in the licensing agreement, the Company issued to Golden Spirit Enterprises Ltd. 9,106,123 shares of the Company's$.0001 par value common stock. The Company valued those assets transferred under at $912,654 based on Golden Spirit’s historical cost basis.  The URL, Cardstakes.com (http://www.cardstakes.com), was a website featuring electronic greeting cards and retail merchandise links. The URL’s for the greeting cards and other retail merchandising links were acquired for $247,500 and the websites were developed for an additional $158,772. Eventually, with the sharp decline in the internet industry, we decided to abandon the project and write-off all related costs totaling $1,318,926.

Ultimately we, the management of the Company, in 2003, decided to pursue acquiring interests in mineral properties and/or oil and gas interests. We are an exploration stage company in the business of mineral exploration and own the rights to explore property on which no minerals have yet been discovered. All of our exploration programs are preliminary in nature in that their completion will not result in a determination that any of our properties contain commercially exploitable quantities of mineralization. This kind of exploration work is often unsuccessful. It is possible that we will be unable to identify any mineral deposits, and thus, we may not become profitable. We currently have not done any exploration work.

Our Mineral Properties

1. The Ester Creek Properties, Alaska

On October 11, 2005, the Company entered into an agreement with Golden Spirit Gaming Ltd. ("Golden Spirit"), a public company with directors in common, whereby the Company acquired a ninety-percent (90%) ownership interest in the Ester Creek and Second Chance claims (collectively, the “Claims”) located approximately eight miles northeast of Fairbanks, Alaska for the issuance of 750,000 restricted shares of the Company’s common stock valued at $7,500.  Under the terms of the agreement, Ester Creek Gold Company, a private Nevada corporation, retained a 10% non-assessable interest in the Ester Creek claims and Lee Holland, a resident of Alaska, retained a 10% non-assessable interest in the Second Chance claim. The Claims are located in and around Ester Creek over an area of approximately 2,320 acres (4 square miles).

The Company will be responsible to keep the Claims in good standing henceforth and to protect the rights of the carried interest holders.  The Company will be required to perform annual assessment work to keep the Claims in good standing. The Company has an independent engineering report prepared on the property, which contains recommendations for a work commitment of $25,495 for geological sampling and assaying as outlined in the table below. This work program is scheduled to be conducted in the fall of 2007.

PART 1	Time cost	Geologist and a sampler		$9,000
	Assays	150 samples	$21/sample	3,150
	Per diem, camp rental, radios, etc.	12 days, 2 persons	$100/day	1,200
	ATV rental	12 days	$75/day	900
	Mileage	pick-up	$0.40/mi	250
	Sample supplies	150 samples	$1.00/ea	150
	Power auger rental	2 wks	estimated	800
	SUB TOTAL			$15,450
PART 2	Time cost	Geologist		$3,000
	Assays	50-75 samples	$21/sample	1,300
	Per diem, camp rental, radios, etc.	6 days	$70/day	420
	ATV rental	4 days	$75/day	300
	Mileage	pick-up	$0.40/mi	60
	Sample supplies	50-75 samples	$1.00/sample	65
	SUB TOTAL			$5,145
PART 3	Time cost			$3,500
	Graphics			500
	Digital base map	awaiting quote from vendor		700
	Report copies, postage			200
	SUB TOTAL			$4,900
	TOTAL			$25,495

We plan to now continue with our Ester Creek Project on the Ester Creek claims, and complete the remainder of Part 1 of the recommendations and complete Parts 2-3, subject to our ability to raise additional capital.

2. The TK Property, Nevada

By agreement dated December 15, 2003 and subsequent amendment dated March 4, 2004, the Company acquired a ninety-percent (90%) interest in ten (10) lode mining claims known as the TK claims, located in Lander County, Nevada. The Company issued 100,000 restricted common shares and paid $1,000 upon execution of the agreement. Under the terms of the agreement, the Company was required to pay $3,500 by March 15, 2004. Thereafter, on the fifteenth day of each month from April 2004 to January 2005, the Company was required to pay an additional $500 in cash.  In addition, the Company was required to issue $16,500 worth of restricted shares on or before October 15, 2005 to earn its ninety-percent (90%) interest.  As of December 31, 2004, the Company had paid $5,000 and issued the initial 100,000 restricted common shares towards the acquisition. On October 15, 2005, the Company did not issue the additional required restricted shares or make the required cash payments to earn its ninety-percent interest as management determined it would pursue another property of more merit. As such, the TK claims were abandoned and the Ester Creek Properties described above were acquired.

Liquidity and Capital Resources.

At June 30, 2007, we had total assets of $6,791, including current assets in cash of $3,076 and taxes recoverable of $1,260.  We have equipment, net of depreciation of $31,072, in the amount of $2,455. As of December 31, 2006, we had current assets of $8,686. The decrease in assets was primarily due cash expenditures on professional fees to third parties completing our Form SB-2/A submission.

At June 30, 2007, we had current liabilities of $117,969, which was represented by accounts payable and accrued liabilities of $17,107 and $100,862 due to related parties. As of December 31, 2006 we had current liabilities of $83,605. The increase in liabilities was a result of payments received to increase due to related parties.  At June 30, 2007, we had a working capital deficiency of $113,633. (December 31, 2006 - $74,919).

We do not believe that our current cash resources will be able to maintain our current operations for an extended period of time.  We will be required to raise additional funds or arrange for additional financing over the next 12 months to adhere to our development schedule.  No assurance can be given, however, that we will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy our working capital requirements. If we are not able to arrange for additional funding or if our officers, directors and shareholders stop advancing funds to us, we may be forced to make other arrangements for financing such as loans or entering into strategic alliances. We have not identified any alternative sources of financing.

Results of Operations

We have not yet realized any revenue from operations to date. Loss from operations for the three month period ended June 30, 2007 was $14,235 (2006 - $14,382).  Loss from operations for the six month period ended June 30, 2007 was $39,147 (2006 - $30,361).   This increase in loss was due to a increase in professional expenses and general filing fees connected to the preparation of our Form 10-SB.

From inception to June 30, 2007 our Company has incurred cumulative net losses of $2,152,609, resulting primarily from the write-down of certain internet related activities we were previously involved in. These included a write-down of a proprietary internet technology license in the amount of $912,653, a write-down of URL’s acquired in the amount of $247,500, and a write-down of website development costs in the amount of $158,772; management and consulting fees of $252,914; travel and accommodation of $59,382; office and general expenses of $259,480 professional fees of $155,876; depreciation expense of $31,073 and exploration costs of $17,214.

The cash and equivalents constitute our present internal sources of liquidity.

Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

Our Plan of Operation for the Next Twelve Months

We do anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern.    To the extent that additional capital is raised through the sale of equity or equity- related securities, the issuance of such securities could result in dilution of our stockholders.  There can be no assurance that additional funding will be available on favorable terms, if at all.  If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets that we would not otherwise relinquish.

Legacy Mining Ltd. does anticipate some expenditures within the next 12 months for its Ester Creek properties in Alaska that should not affect its liquidity. These expenditures are for geological sampling and assaying for $25,495 as outlined in the table above. This work program is scheduled to be conducted in the fall of 2007.

Legacy Mining Ltd. does not anticipate any further significant exploration costs within the next 12 months, nor does Legacy Mining Ltd. anticipate that it will lease or purchase any significant equipment within the next 12 months.

Off-Balance Sheet Arrangements

Our company has not entered into any off balance sheet arrangements.

Recent Accounting Pronouncements

In 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No  109 Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109.  FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 as of January 1, 2007, as required.

There were no interest or general and administrative expenses accrued or recognized related to income taxes for the six months ended June 30, 2007.  The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the six months ended June 30, 2007 or during the prior three years applicable under FIN 48.  It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48.  The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

ITEM 3.CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer, and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2007 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

CODE OF ETHICS

We intend to adopt a code of ethics in 2007 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons performing similar functions.  We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials.  In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal financial officer, principle accounting officer or controller, other persons performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future.

We do not currently have a code of ethics as this is a new regulatory requirement and we are examining the various form and contents of other companies written code of ethics, discussing the merits and meaning of a code of ethics to determine the best form for our Company.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Changes in Securities

(1)   2007 Stock Transactions

During the six months ended June 30, 2007, there were no stock transactions. See Item 6, “Other Reports”.

(2)  2006 Stock Transactions

During the six months ended June 30, 2006, there were no stock transactions.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to Vote of Security Holders

None.

ITEM 5.  Security Ownership Of Certain Beneficial Owners And Management.

The following table sets forth information as of June 30, 2007, with respect to the ownership of our Company's common stock by each person known by us to be the beneficial owner of more than ten percent (10%) of our common stock, by each director and officer and by all officers and directors as a group.

Name of

Address of

Amount of Shares

% of Outstanding

Beneficial Holder

Beneficial Holder

Beneficially Owned

Common Stock

- -------------------------------------------------------------------------------------------------------------------------------

Cede & Co.

The Depository Trust Co

1,635,060 (1)

   9.56%

PO Box 222 Bowling Green Stn.

New York, NY 10272

Carlton Parfitt

      9560 Parksville Drive

              37,500

                   0.22%

Secretary/Director

      Richmond, BC V7E 4M9

Robert Klein

      429 West 41st Avenue

              37,500

                   0.22%

President/Director             Vancouver, BC V5Y 2S6

All directors and Officers as a group

                                  75,000

                   0.44%

(1) The beneficial owners of these shares are not known to Legacy Mining Ltd.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements that may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

B. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the six months ended June 30, 2007, the Company incurred expenses for consulting fees of $6,000 (2006 - $6,000) to a Company controlled by a significant shareholder.

At June 30, 2007, the following amounts are due to related parties:

	June 30, 2007	December 31, 2006

Avalon Energy Corporation	$21,028	$16,360
Golden Spirit Enterprises Ltd.	20,081	20,081
Significant shareholders	59,753	16,825

	$100,862	$53,266

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. All amounts owed to the above related parties are unsecured, non-interest bearing and have no specific terms of repayment.

C. DESCRIPTION OF PROPERTY.

As of the dates specified in the following table, Legacy Mining Ltd. held the following property in the following amounts:

Property

June 30, 2007

December 31, 2006

----------------------------------------------------------------------------------

Cash

   $ 3,076

     $ 7,486

Legacy Mining Ltd. defines cash equivalents as all highly liquid investments with maturity of 3 months or less when purchased. Legacy Mining Ltd. does not presently own any interests in real estate. Legacy Mining Ltd. does not presently own any inventory or equipment.

D. TRANSACTIONS WITH PROMOTERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1 - Section 906 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 31.2 - Section 906 Certification of Periodic Report of the Chief Financial Officer.

Exhibit 32.1 - Section 302 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 32.2 - Section 302 Certification of Periodic Report of the Chief Financial Officer.

Reports on Form 8-K – None.

OTHER REPORTS

Form SB-2 Registration Statement.

On August 3, 2007, the Company’s Form SB-2/A was declared effective by the U.S. Securities and Exchange Commission. The Company’s Form 15c211 has been filed with Financial Industry Regulatory Authority and the Company’s initial public offering of 1,000,000 common shares at a price of $0.05 per share closed on August 31, 2007. The offering was fully subscribed for proceeds to the Company of $50,000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned, whereunto duly authorized.

LEGACY MINING LTD.

Date: September 14, 2007

By: /s/ Robert Klein

 ---------------------------

Robert Klein

9