Form 10QSB/A
period 2007-06-30
LEGACY MINING LTD.
filed 2007-09-21
CIK 1089565

   U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined

in Rule 12b-2 of the Exchange Act)   Yes [X]   No  [ ]

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

D. TRANSACTIONS WITH PROMOTERS

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1 - Amended Section 906 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 31.2 - Amended Section 906 Certification of Periodic Report of the Chief Financial Officer.

Exhibit 32.1 -Amended Section 302 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 32.2 - Amended Section 302 Certification of Periodic Report of the Chief Financial Officer.

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

Date: September 21, 2007

By: /s/ Robert Klein

 ---------------------------

Robert Klein

9