Form 10QSB
period 2007-09-30
LEGACY MINING LTD.
filed 2007-11-16
CIK 1089565

   U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

                            FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period   from     to

Commission File Number: 333-138672

LEGACY MINING LTD.

 (Exact name of registrant as specified in its charter)

NEVADA                                      91-1963840

(State or other jurisdiction of          (I.R.S. Employer Identification No.)

incorporation or organization)

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

Indicate by check mark whether the registrant is a shell company (as defined

in Rule 12b-2 of the Exchange Act)   Yes [X ]   No  []

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.  As of SEPTEMBER 30, 2007 there were 18,098,502 shares of the issuer's $.0001 par value common stock issued and outstanding.

Transitional Small Business disclosure format:  Yes [ ]   No  [X]

INDEX

PAGE

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheet as of September 30, 2007 (Unaudited) and December 31, 2006..............................F-1

Statements of Operations (Unaudited) For the Three Months and Nine Months

Ended September 30, 2007 and 2006, and the Period from February 18, 1999

(Inception) through September 30, 2007.............................................................................................F-2

Statements of Cash Flows (Unaudited) For the Nine Months

Ended September 30, 2007 and 2006,and the Period from February18, 1999

(Inception) through September 30, 2007.............................................................................................F-3

Notes To Condensed Financial Statements (Unaudited).................................................................F4

=============================================================================================================================================

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

LEGACY MINING LTD.

 (An exploration stage company)

BALANCE SHEETS

	September 30, 2007 (Unaudited)	December 31, 2006

ASSETS
CURRENT ASSETS
Cash	$ 15,661	$ 7,486
Advance receivable	3,000	-
Taxes recoverable	1,260	1,200
TOTAL CURRENT ASSETS	19,221	8,686

EQUIPMENT, net of depreciation of $31,289 (2006-$30,639)	2,239	2,888

TOTAL ASSETS	$ 22,160	$ 11,574

LIABILITIES AND STOCKHOLDER' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 14,375	$ 30,339
Due to related parties	88,892	53,266
TOTAL CURRENT LIABILITIES	103,267	83,605

STOCKHOLDERS’ DEFICIT
Common stock, $.0001 par value, 100,000,000 shares authorized
Issued and outstanding: 18,098,502 (2006 – 17,098,502) common shares	1,809	1,709
Additional paid-in capital	2,089,622	2,039,722
Deficit accumulated during the exploration stage	(2,172,538)	(2,113,462)
TOTAL STOCKHOLDERS' DEFICIT	(81,107)	(72,031)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 22,160	$ 11,574

The accompanying notes are an integral part of these financial statements.

LEGACY MINING LTD.

 (An exploration stage company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006	For the period from February 19, 1999 (inception) to September 30, 2007

EXPENSES
Consulting	$ 4,675	$ 3,000	$ 10,675	$ 9,000	$ 126,389
Depreciation	217	310	650	930	31,290
Exploration costs	-	1,825	-	1,825	17,214
Management fees	-	-	-	-	131,200
Office and general	4,721	3,974	17,458	10,385	264,201
Professional fees	9,316	19,196	29,293	36,526	165,192
Travel and accommodation	-	-	-	-	59,382
Wages and salaries	1,000	-	1,000	-	58,745
Website development costs	-	-	-	-	158,772
Write-down of technology license	-	-	-	-	912,653
Write-down of URLs	-	-	-	-	247,500
TOTAL EXPENSES	19,929	28,305	59,076	58,666	2,172,538

NET LOSS	$ (19,929)	$ (28,305)	$ (59,076)	$ (58,666)	$ (2,172,538)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	17,435,458	16,050,903	17,435,458	16,481,658

The accompanying notes are an integral part of these interim financial statements.

LEGACY MINING LTD.

 (An exploration stage company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 31, 2007	Nine months ended September 31, 2006	For the period from February 19, 1999 (inception) to September 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (59,076)	$ (58,666)	$ (2,172,538)
Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation	650	930	31,289
- non-cash salaries	-	-	50,000
- non-cash exploration costs	-	-	9,500
- write down of technology license	-	-	912,654
- write off of website development costs	-	-	158,772
- write down of URLs	-	-	247,500
- net changes in working capital items	(19,025)	61,315	459,751

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(77,451)	3,579	(303,072)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	-	-	(24,317)
Website development costs	-	-	(158,772)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(183,089)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances (to) from related parties	35,626	-	241,822
Net proceeds on sale of common stock	50,000	-	260,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	85,626	-	501,822

NET (DECREASE) INCREASE IN CASH	8,175	3,579	15,661

CASH, BEGINNING OF THE PERIOD	7,486	3,081	-

CASH, END OF THE PERIOD	$ 15,661	$ 6,660	$ 15,661

The accompanying notes are an integral part of these financial statements.

LEGACY MINING LTD.

 (An exploration stage company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(Unaudited

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

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company is an exploration stage company and its general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities.  The continued operations of the Company is dependent upon the existence of economically recoverable reserves and the ability of the Company to obtain necessary financing to complete the development of those reserves, and upon future profitable production.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and further significant losses are expected to be incurred in the exploration and development of its mineral properties.  The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its mineral properties. The Company has incurred losses of $2,172,538 from inception to September 30, 2007 and has a working capital deficiency of $84,046. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.

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

SEPTEMBER 30, 2007 (unaudited)

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

Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

SEPTEMBER 30, 2007 (unaudited)

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

The Company will be responsible to keep the Claims in good standing henceforth and to protect the rights of the carried interest holders.  The Company will be required to perform annual assessment work to keep the Claims in good standing. The Company has an independent engineering report prepared on the property, which contains recommendations for a work commitment of $25,495 for geological sampling and assaying to be conducted in the spring of 2008.

NOTE 4 - CAPITAL STOCK

The Company’s capitalization is 100,000,000 common shares with a par value of $0.0001 per share.

2007 Transactions

On August 31, 2007, the Company’s initial public offering of 1,000,000 common shares at a price of $0.05 per share was completed. The offering was fully subscribed for proceeds to the Company of $50,000.

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

LEGACY MINING LTD.

(An exploration stage company)

 NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 (unaudited)

NOTE 5 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2007, the Company incurred expenses for consulting fees of $9,000 (2006 - $9,000) to a Company controlled by a significant shareholder.

At September 30, 2007, the following amounts are due to related parties:

	September 30, 2007	December 31, 2006

Shotgun Energy Corporation	$35,533	$16,360
Golden Spirit Enterprises Ltd.	(656)	20,081
Significant shareholders	54,015	16,825

	$88,892	$53,266

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. All amounts owed to the above related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 6 - INCOME TAXES

Potential benefits of United States Federal income tax losses are not recognized in the accounts until realization is more likely than not. As of September 30, 2007, the Company has combined net operating losses carried forward totalling approximately $2,170,000 for tax purposes which expire between the years 2019 through 2026. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382 for 2002 and prior year’s losses.  Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

NOTE 7 – SUPPLEMENTARY CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

	Nine months ended September 30, 2007	Nine months ended September 30, 2006	For the period from February 19, 1999 (inception) to September 30 ,2007
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Shares issued for debt settlement	$ -	$ -	$ 421,747

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

On December 12, 2006, Legacy filed a Form SB-2 Registration Statement with the United States Security Commission. Following a number of amendments, the SB-2/A was declared effective on August 3, 2007. The trading symbol is “LEYM”.

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

The Company will be responsible to keep the Claims in good standing henceforth and to protect the rights of the carried interest holders.  The Company will be required to perform annual assessment work to keep the Claims in good standing. The Company has an independent engineering report prepared on the property, which contains recommendations for a work commitment of $25,495 for geological sampling and assaying as outlined in the table below. This work program is scheduled to be conducted in the spring of 2008.

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

Liquidity and Capital Resources.

At September 30, 2007, we had total assets of $22,160, including current assets in cash of $15,661 advance receivable of $3,000 and taxes recoverable of $1,260.  We have equipment, net of depreciation of $31,289, in the amount of $2,239. As of December 31, 2006, we had current assets of $8,686. The increase in assets was primarily due to additional funding received via an initial public offering of 1,000,000 shares @ $0.05 per share for total proceeds of $50,000

At September 30, 2007, we had current liabilities of $103,267, which was represented by accounts payable and accrued liabilities of $14,375 and $88,892 due to related parties. As of December 31, 2006 we had current liabilities of $83,605. The increase in liabilities was a result of payments received to increase due to related parties.  At September 30, 2007, we had a working capital deficiency of $84,046. (December 31, 2006 - $74,919).

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

Results of Operations

We have not yet realized any revenue from operations to date. Loss from operations for the three month period ended September 30, 2007 was $19,929 (2006 - $28,305).  Loss from operations for the nine month period ended September 30, 2007 was $59,076 (2006 - $58,666).   This slight decrease in loss was due to a slight decrease in professional expenses and general filing fees connected to the preparation of our Form 10-SB.

From inception to September 30, 2007 our Company has incurred cumulative net losses of $2,172,538, resulting primarily from the write-down of certain internet related activities we were previously involved in. These included a write-down of a proprietary internet technology license in the amount of $912,653, a write-down of URL’s acquired in the amount of $247,500, and a write-down of website development costs in the amount of $158,772; management and consulting fees of $257,589; travel and accommodation of $59,382; office and general expenses of $264,201 professional fees of $165,192; depreciation expense of $31,290 and exploration costs of $17,214.

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

Legacy Mining Ltd. does anticipate some expenditures within the next 12 months for its Ester Creek properties in Alaska that should not affect its liquidity. These expenditures are for geological sampling and assaying for $25,495 as outlined in the table above. This work program is scheduled to be conducted in the spring of 2008.

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

There were no interest or general and administrative expenses accrued or recognized related to income taxes for the nine months ended September 30, 2007.  The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the nine months ended September 30, 2007 or during the prior three years applicable under FIN 48.  It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48.  The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

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

ITEM 3.CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer, and our Chief Financial Officer, have performed an evaluation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2007 and each has concluded that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(1)   2007 Stock Transactions

2007 Transactions

On August 31, 2007, the Company’s initial public offering of 1,000,000 common shares at a price of $0.05 per share was completed. The offering was fully subscribed for proceeds to the Company of $50,000.

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

None.

ITEM 4. Submission of Matters to Vote of Security Holders

None.

ITEM 5.  Security Ownership Of Certain Beneficial Owners And Management.

The following table sets forth information as of September 30, 2007, with respect to the ownership of our Company's common stock by each person known by us to be the beneficial owner of more than ten percent (10%) of our common stock, by each director and officer and by all officers and directors as a group.

Name of

Address of

Amount of Shares

% of Outstanding

Beneficial Holder

Beneficial Holder

Beneficially Owned

Common Stock

- -------------------------------------------------------------------------------------------------------------------------------------------------

Cede & Co.

The Depository Trust Co

1,635,060 (1)

   9.03%

PO Box 222 Bowling Green Stn.

New York, NY 10272

Robert Klein

      429 West 41st Avenue

              37,500

                   0.21%

President/Director             Vancouver, BC V5Y 2S6

All directors and Officers as a group

                            37,500

                  0.21%

---------------------------------------------------------------------------------------------------------------------------------------------------

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

B. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the nine months ended September 30, 2007, the Company incurred expenses for consulting fees of $9,000 (2006 - $9,000) to a Company controlled by a significant shareholder.

At September 30, 2007, the following amounts are due to related parties:

	September 30, 2007	December 31, 2006

Shotgun Energy Corporation	$35,533	$16,360
Golden Spirit Enterprises Ltd.	(656)	20,081
Significant shareholders	54,015	16,825

$88,892	$53,266

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

C. DESCRIPTION OF PROPERTY.

As of the dates specified in the following table, Legacy Mining Ltd. held the following property in the following amounts:

Property

September 30, 2007

December 31, 2006

----------------------------------------------------------------------------------

Cash

   $ 15,661

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

Reports on Form 8-K dated September 28, 2007 regarding new listing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned, whereunto duly authorized.

LEGACY MINING LTD.

Date: November 16, 2007

By: /s/ Robert Klein

 ---------------------------

Robert Klein