Form 10KSB
period 2007-12-31
LEGACY MINING LTD.
filed 2008-04-14
CIK 1089565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)
☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

LEGACY MINING LTD.

(Exact name of Small Business Issuer as specified in its charter)

Nevada	91-1963840
(State of incorporation)	(I.R.S. employer identification no.)

385 52 Avenue, Pointe Calumet, Quebec, Canada	J0N 1G4
(Address of principal executive offices)	(Zip code)

888-488-6882

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Name of Each Exchange on Which Each Class is to be Registered:
NONE	NONE

Securities registered under Section 12(g) of the Act:
Common Stock Par Value $.0001
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [ X ]Yes      [  ]No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   [  ]

State issuer’s revenues for its most recent fiscal year. $ Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of December 31, 2007, there were 18,098,502 shares of the issuer's $0.0001 par value common stock issued and outstanding.

Documents incorporated by reference.  There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):  Yes   [ X ]No

LEGACY MINING LTD.

A Nevada corporation

Index to Registration Statement on Form 10-KSB

ITEM NUMBER and CAPTION

PAGE

PART I.

 1.  Description of Business

3

 1a. Risk Factors

5

 2.  Description of Property

9

 3.  Legal Proceedings

9

 4.  Submission of Matters to a Vote of Security Holders

9

 5.  Market Price for the Legacy Mining Ltd. Common Equity and

     Related Stockholders Matters

10

 6.  Management's Discussion and Analysis of Financial Condition and

     Results of Operations

11

 7.  Financial Statements

F-1

 8.  Changes in and Disagreements with Accountants

13

 8a.  Control and Procedures

13

 9.  Directors, Executive Officers, Promoters and Control Persons

15

10.  Executive Compensation - Remuneration of Directors and Officers

16

11.  Security Ownership of Certain Beneficial Owners and Management

16

12.  Certain Relationships and Related Transactions

17

13.  Principal Accountant Fees and Services

17

14.  Index to Exhibits

18

 Signatures

18

THIS REPORT ON FORM 10-KSB IS FOR THE YEAR ENDING DECEMBER 31, 2007.  THE REPORT HAS BEEN FILED WITH THE SECURITIES AND EXCHANGE COMMISSION IN APRIL 2007.  TO THE EXTENT PRACTICABLE, THE DISCLOSURE CONTAINED HEREIN HAS BEEN PREPARED TO SPEAK AS OF DECEMBER 31, 2007. LEGACY MINING LTD HAS INCLUDED A SECTION BELOW ENTITLED "SUBSEQUENT EVENTS" WHICH DISCUSSES CERTAIN MATERIAL EVENTS WHICH OCCURRED SUBSEQUENT TO DECEMBER 31, 2007.

ITEM 1.

DESCRIPTION OF BUSINESS.

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

On December 12, 2006, Legacy filed a Form SB-2 Registration Statement with the United States Security Commission. Following a number of amendments, the SB-2/A was declared effective on August 3, 2007. The Company began trading on October 30, 2007 with the trading symbol “LEYM”.

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

Ultimately we, the management of the Company, in 2003, decided to pursue acquiring interests in mineral properties and/or oil and gas interests. We are an exploration stage company in the business of mineral exploration and own the rights to explore property on which no minerals have yet been discovered. All of our exploration programs are preliminary in nature in that their completion will not result in a determination that any of our properties contain commercially exploitable quantities of mineralization. This kind of exploration work is often unsuccessful. It is possible that we will be unable to identify any mineral deposits, and thus, we may not become profitable. We currently have not done any exploration work. (See subsequent events section below)

Our Mineral Properties

The Ester Creek Properties, Alaska

On October 11, 2005, the Company entered into an agreement with Golden Spirit Enterprises Ltd. ("Golden Spirit"), a public company with directors in common, whereby the Company acquired a ninety-percent (90%) ownership interest in the Ester Creek and Second Chance claims (collectively, the “Claims”) located approximately eight miles northeast of Fairbanks, Alaska for the issuance of 750,000 restricted shares of the Company’s common stock valued at $7,500.  Under the terms of the agreement, Ester Creek Gold Company, a private Nevada corporation, retained a 10% non-assessable interest in the Ester Creek claims and Lee Holland, a resident of Alaska, retained a 10% non-assessable interest in the Second Chance claim. The Claims are located in and around Ester Creek over an area of approximately 2,320 acres (4 square miles).

The Company will be responsible to keep the Claims in good standing henceforth and to protect the rights of the carried interest holders.  The Company will be required to perform annual assessment work to keep the Claims in good standing. The Company has an independent engineering report prepared on the property, which contains recommendations for a work commitment of $25,495 for geological sampling and assaying as outlined in the table below. This work program is scheduled to be conducted in the fall of 2008.

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

4

Employees. At December 31, 2007, Legacy Mining had 3 full time employees other than its Officers and Directors.

The Following are Material Subsequent Events (Occurring after December 31, 2007).

Proposed Acquisition

On January 14, 2008 the Company signed a letter of intent with Mercury Enterprise Co. Ltd. ("Mercury") regarding Mercury's 80% interest in the Property. In the letter of intent, the Company agreed to enter into a participation agreement with Mercury on or before March 14, 2008, subject to its due diligence. As of March 17, 2008 the Company has not entered into a participation agreement with Mercury, and therefore the letter of intent has terminated and the Company no longer has any right to acquire an interest in the Property. The Company will not proceed with any acquisition of an interest in the Property.

Change in Directors

On January 24, 2008, the Company appointed Marc Scheive to the Board of Directors. On February 27, 2008 the Company issued 25,000 restricted common shares valued at $16,250 for his current services. The Company also reports the resignation of Carlton Parfitt from its Board of Directors.  The Company also announced that it has moved its Administrative Office to: 385 52 Ave, Pointe-Calumet ,Quebec JON 1G4.  Fax - 1 888 265 0498: Phone 514- 688 3289.

Name Change

On April 2, 2008, the Company announced it will change its name to Legacy Wine & Spirits International Ltd. in the second quarter of 2008 to reflect its new business direction. This name change will not involve a change in the issued or authorized capital of the Company.

ITEM 1A.  RISK FACTORS

Risks Related To Our Business

1.

If we do not obtain additional financing to fund our exploration activities and operating expenses, we will be unable to complete all necessary exploration activities resulting in the failure of our business.

As of December 31, 2007, we had cash in the amount of $6,014. We have not generated any revenues since inception and have incurred a net loss of $2,214,119 from our inception on February 19, 1999 to December 31, 2007. Our current operating funds are insufficient to cover the first year of our planned exploration program as well as providing funds for anticipated operating overheads, professional fees and regulatory filing fees. In order for us to perform any exploration or testing beyond the first year exploration program, we will need to obtain additional financing. We plan to seek additional financing by private placements or by a direct offering. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated business plan.

5

2.

Because we have only recently commenced business operations, we face a high risk of business failure due to our inability to predict the success of our business, and if we fail to be successful, we may have to cease operations.

We acquired the Ester Creek mineral claims in October 2005 and have not yet commenced the initial stages of an exploration program on them. We expect to begin carrying out this program in the fall of 2008. It is premature to evaluate the likelihood of whether we will be able to operate our business successfully.

3.

Because the probability of locating reserves that are commercially viable is remote, any funds expended on exploration will probably not be recovered.   This could result in significant losses in the future.

The probability of our exploration programs proving successful in discovering commercially viable reserves is remote. In all probabilities, the Ester Creek Property does not contain any reserves. Consequently, any funds expended upon exploration on the mineral claims will probably not be recovered, resulting in significant losses to us.

4.

Because of the unique difficulties and uncertainties inherent in mineral exploration business, we face a high risk of business failure.

Be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. Weather conditions such as extensive snowfall, and flooded creek and rivers can increase delay resulting in additional costs and expenses that may exceed current estimates. The search for valuable minerals also involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards for which we cannot insure or for which we may elect not to insure. At the present time, we have no coverage to insure against these hazards. The payment of such liabilities may have a material adverse effect on our financial position. In addition, there is no assurance that the expenditures to be made by us in the exploration of the mineral claims will result in the discovery of mineral deposits. We may be forced to revise our exploration program at an increased cost if we encounter unusual or unexpected formations. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.

5.

Because access to the Ester Creek mineral claims may be restricted by winter inclement weather, we may be delayed in our exploration, which could increase the time it would take to generate any revenues.

Access to the Ester Creek Property may be restricted through some of the year due to inclement winter weather in the area. In addition, access to the mineral claims may be closed from October to April due to extensive snow cover. During the winter months heavy snowfall can make it difficult if not impossible to undertake work programs. Inclement weather in the winter months makes exploration activities unsafe and the planning of exploration activities unreliable. As a result, any attempt to test or explore the property is largely limited to the times when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as production in the event that commercial amounts of minerals are found. Significant delays in exploration and production, in the event that commercial amounts of minerals are found, significantly increase the time that it would take to generate any operating revenues or ever achieve profitable operations.

6.

If we do not find a joint venture partner for the continued development of our mineral claims, we may not be able to advance exploration work, which could cause our business to fail.

If the results of the first phase of exploration program are successful, we may try to enter a joint venture agreement with a partner for the further exploration and possible production on our mineral claims. In addition, if we entered into a joint venture agreement, we would likely assign a percentage of our interest in the mineral claims to the joint venture partner. If we are unable to enter into a joint venture agreement with a partner, we may fail.

7.

Because our executive officers do not have any successful experience in mineral exploration, our financial results could suffer irreparable harm as a result of their decisions and choices.

Robert Klein and Marc Scheive, our officers and directors, do not have any successful experience in exploring for, starting, or operating a mine. With no successful experience in this industry, our management may not be fully aware of many of the specific requirements related to working within this industry. Our management’s decisions and choices may fail to take into account standard engineering or managerial approaches mineral exploration companies commonly utilize. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of successful experience in this industry.

8.

Because our executive officers and directors lack formal accounting or finance training, our ability to record, process, summarize and report financial information could be adversely affected and there is a greater likelihood that a material misstatement of the financial statements will not be prevented or detected, which could cause investors to lose confidence in us and our share price could decline.

 The federal securities laws and the regulations of the Commission require that we file annual, quarterly and current reports and that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Our management will be required to certify the adequacy of our internal controls and procedures, which may require us to upgrade our accounting systems.  Nether Robert Klein nor Marc Shieve, our officers and directors, have any formal accounting or finance training. As a result of their lack of formal accounting or finance training, our ability to record, process, summarize and report financial information could be adversely affected and there is a greater likelihood that a material misstatement of the financial statements will not be prevented or detected.

9.

Because our management and offices are located outside of the United States, U.S. investors may face difficulty in effecting service of process against us and our executive officers or directors.

Currently, our officers and directors named in this prospectus, Robert Klein and Narc Scheive, are Canadian residents. Furthermore, all or a substantial portion of his assets are located outside the United States. As a result, it may not be possible for you to:

(a)

effect service of process within the United States upon us or our executive officers and directors; or

(b)

enforce judgments obtained in U.S. courts based on civil liability provisions of the U.S. federal  securities laws against us or our executive officers and directors;

(c)

enforce judgments of U.S. courts based on civil liability provisions of the U.S. federal securities laws in the Canadian courts against judgments obtained against us or our executive officers and directors; or

(d)

bring an action in the Canadian court to enforce liabilities based on the U.S. federal securities laws against us or our executive officers and directors.

10.

Because our officers and directors have only agreed to provide services on a part-time basis, they may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Robert Klein, our President and chief executive officer and Marc Scheive, our Secretary Treasurer and chief financial officer devote 5 to 10 hours per week to our business affairs. We do not have an employment agreement with Mr. Klein or Mr. Scheive nor do we maintain a key man life insurance policy for them. Currently, we do not have any full or part-time employees. If the demands of our business require the full business time of Mr. Klein or Mr. Parfitt, it is possible that they may not be able to devote sufficient time to the management of our business, as and when needed. If our management is unable to devote a sufficient amount of time to manage our operations, our business will fail.

7

11.

In the event that we are unable to successfully compete within the mineral exploration business, we may not be able to achieve profitable operations.

The mineral exploration business is highly competitive. This industry has a multitude of competitors and many competitors dominate this industry with respect to any of the large volume metallic minerals. Our exploration activities will be focused on the large volume metallic minerals of copper, lead, zinc, gold and silver. Many of our competitors have greater financial resources than us. As a result, we may experience difficulty competing with other businesses when conducting mineral exploration activities on the mineral claims.

12. Conflicts of Interest

Certain of the officers and directors of Legacy will also serve as directors of other companies or have significant shareholdings in other companies.  To the extent that such other companies participate in ventures in which Legacy may participate, or compete for prospects or financial resources with Legacy, these officers and directors of Legacy will have a conflict of interest in negotiating and concluding terms relating to the extent of such participation.  In the event that such a conflict of interest arises at a meeting of the board of directors, a director who has such a conflict must disclose the nature and extent of his interest to the board of directors and abstain from voting for or against the approval of such participation or such terms.

In accordance with the laws of the State of Nevada, the directors of Legacy are required to act honestly and in good faith with a view to the best interests of Legacy.  In determining whether or not Legacy will participate in a particular program and the interest therein to be acquired by it, the  directors  will primarily  consider  the degree of risk to which Legacy may be  exposed and its financial position at that time.

Risks Related To Legal Uncertainty

13. Because we will be subject to compliance with government regulation which may change, the anticipated costs of our exploration program may increase

There are several governmental regulations that materially restrict mineral exploration or exploitation. We will be subject to the Mining Act of the State of Alaska as we undertake our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. Currently, we have not experienced any difficulty with compliance of any laws or regulations which affect our business. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our costs of doing business, prevent us from carrying out our exploration program, and make compliance with new regulations unduly burdensome.

14. New legislation, including the Sarbanes-Oxley Act, may make it more difficult for us to retain or attract officers and directors, which could increase our operating costs or prevent us from becoming profitable.

The Sarbanes-Oxley Act was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the Commission, under the Securities Exchange Act. Upon becoming a public company, we will be required to comply with the Sarbanes-Oxley Act. The enactment of the Sarbanes-Oxley Act has resulted in a series of rules and regulations by the Commission that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.   These hurdles could prevent us from becoming profitable.

ITEM 2.

DESCRIPTION OF PROPERTY.

As of the dates specified in the following table, Legacy Mining Ltd. held the following property in the following amounts:

Property

December 31, 2007

December 31, 2006

----------------------------------------------------------------------------------------------------

Cash and equivalents

US $ 6,014

US $ 7,486

Legacy Mining Ltd. defines cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. Legacy Mining Ltd. does not presently own any interests in real estate. Legacy Mining Ltd. does presently own computer equipment valued at $2,022. (2006 – $2,888)

Facilities., As of August 1, 2000, Legacy Mining Ltd. has leased 1250 sq. ft of office space from Holm Investments Ltd. at $1,000 per month for a period of 3 years and has been renewed for an additional 3 years at $1,000 per month. The current tenancy agreement expires August 1, 2008. Legacy Mining Ltd.'s principal offices are located at 385 52 Avenue, Pointe Calumet, Quebec, Canada, J0N 1G4.

ITEM 3.

LEGAL PROCEEDINGS.

NONE

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE.

ITEM 5.

MARKET PRICE FOR THE LEGACY MINING LTD.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As at December 31, 2007 there were approximately 2,000 holders of the outstanding shares of the Legacy Mining Ltd.'s $0.001 par value common stock.  Legacy Mining Ltd. participates in the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc., under the most recent trading symbol "LEYM". Legacy Mining Ltd. began trading October 30, 2007. According to quotes provided by stockhouse.com, the Legacy Mining Ltd.'s common stock has closed at:

Quarter	High	Low
2007 Fourth Quarter*	$0.75	$0.15

* Stock commenced trading on the Over-the- Counter Bulletin Board on October 30, 2007.

Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street NW, Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Common Stock. Legacy Mining Ltd. is authorized to issue 100,000,000 shares of common stock, $.0001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.0001 par value common stock of Legacy Mining Ltd. constitute equity interests in Legacy Mining Ltd. entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments.  As of December 31, 2007, 18,098,502 shares of the Legacy Mining Ltd.'s common stock were issued and outstanding.

The holders of Legacy Mining Ltd.'s common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors of Legacy Mining Ltd. or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors.

The holders of Legacy Mining Ltd.'s common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to Legacy Mining Ltd.'s common stock.  All of the outstanding shares of Legacy Mining Ltd.'s common stock are duly authorized, validly issued, fully paid and non-assessable.

Dividends. The holders of the Legacy Mining Ltd.'s common stock are entitled to receive dividends when, as and if declared by Legacy Mining Ltd.'s Board of Directors from funds legally available therefore; provided, however, that cash dividends are at the sole discretion of Legacy Mining Ltd.'s Board of Directors. In the event of liquidation, dissolution or winding up of Legacy Mining Ltd., the shareholders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of Legacy Mining Ltd. and after provision has been made for each class of stock, if any, having preference in relation to Legacy Mining Ltd.'s common stock.

Legacy Mining Ltd. has never declared or paid any dividends on its common stock.  Legacy Mining Ltd. does not intend to declare or pay any dividends in the foreseeable future.

Sales of Securities

2007 Transaction

On August 31, 2007, the Company’s initial public offering of 1,000,000 common shares at a price of $0.05 per share was completed. The offering was fully subscribed for proceeds to the Company of $50,000 and the shares were issued to the placees on September 4, 2007.

Legacy Mining Ltd. currently has no stock option plans.

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

Legacy Mining Ltd. currently has no stock option plans.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate",

"anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

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

Liquidity and Capital Resources.

For the year ended December 31, 2007, we had total assets of $9,952, compared to total assets in 2006 of $11,574. This includes a cash balance of $6,014, compared to $7,486 in 2006.  We also have taxes recoverable of $1,260, an account receivable from Golden Spirit Enterprises Ltd. of $656.  We have $2,022 invested in equipment.

At December 31, 2007, we had current liabilities of $132,640, which was represented by accounts payable and accrued liabilities of $26,467 and $106,173 due to related parties. At December 31, 2006 we had current liabilities of $83,605. The increase in liabilities was due to an increase in funds due to related parties.  At December 31, 2007, we had a working capital deficiency of $124,710 (2006 - $(74,919).

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

Results of Operations

We have no revenues from operations to date. During the year ended December 31, 2007 the loss from operations is $100,657 (2006 - $77,685).  This increase in loss was due to an increase in office expenses, legal & consulting expenses and travel costs.

From inception to December 31, 2007 our Company has incurred cumulative net losses of $2,214,119, resulting primarily from the write-down of certain internet related activities we were previously involved in. These included a write-down of a proprietary internet technology license in the amount of $912,653, a write-down of URL’s acquired in the amount of $247,500, and a write-down of website development costs in the amount of $158,772; management and consulting fees of $262,914; travel and accommodation of $66,073; office and general expenses of $272,324 professional fees of $186,418; depreciation expense of $31,506 and exploration costs of $17,214.

The cash and equivalents constitute our present internal sources of liquidity.Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

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

Legacy Mining Ltd. does anticipate some expenditures within the next 12 months for its Ester Creek properties in Alaska that should not affect its liquidity. These expenditures are for geological sampling and assaying for $25,495 as outlined in the table above. This work program is scheduled to be conducted in the fall of 2008.

Legacy Mining Ltd. does not anticipate any further significant exploration costs within the next 12 months, nor does Legacy Mining Ltd. anticipate that it will lease or purchase any significant equipment within the next 12 months.

12

ITEM 7. FINANCIAL STATEMENTS

LEGACY MINING LTD.

(An exploration stage company)

 FINANCIAL STATEMENTS

DECEMBER 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Legacy Mining Ltd.

 (An Exploration Stage Company)

Vancouver, British Columbia, Canada

We have audited the accompanying balance sheet of Legacy Mining Ltd. (an exploration stage company) as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and for the cumulative period from February 19, 1999 (inception) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legacy Mining Ltd. (an exploration stage company) as of December 31, 2007 and 2006, and the results of its activities and cash flows for the years then ended and for the cumulative period from February 19, 1999 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s current liabilities exceed current assets, has incurred significant losses since inception and further losses are anticipated in the exploration and development of its mineral properties, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/L.L. Bradford & Company, LLC

April 11, 2008

Las Vegas, Nevada

LEGACY MINING LTD.

(An exploration stage company)

BALANCE SHEETS

	December 31, 2007	December 31, 2006

ASSETS
CURRENT ASSETS
Cash	$ 6,014	$ 7,486
Taxes Recoverable	1,260	1,200
Due from Golden Spirit Enterprises Ltd	656	-

TOTAL CURRENT ASSETS	7,930	8,686

EQUIPMENT, net of depreciation of $30,639 (2006-$29,400)	2,022	2,888

TOTAL ASSETS	$ 9,952	$ 11,574

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 26,467	$ 30,339
Due to related parties	106,173	53,266
TOTAL CURRENT LIABILITIES	132,640	83,605

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Common stock, $0.0001 par value, 100,000,000 shares authorized
Issued and outstanding: 18,098,502 (2006 – 17,098,502) common shares	1,809	1,709
Additional paid-in capital	2,089,622	2,039,722
Deficit accumulated during the exploration stage	(2,214,119)	(2,113,462)
TOTAL STOCKHOLDERS’ DEFICIT	(122,688)	(72,031)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 9,952	$ 11,574

The accompanying notes are an integral part of these financial statements.

LEGACY MINING LTD.

(An exploration stage company)

 STATEMENTS OF OPERATIONS

	Year ended December 31, 2007	Year ended December 31, 2006	Cumulative results of operations from February, 19 1999 (inception) to December 31, 2007

EXPENSES
Consulting	$ 16,000	$ 12,000	$ 131,714
Depreciation	867	1,240	31,506
Exploration costs	-	1,825	17,214
Management fees	-	-	131,200
Office and general	25,580	16,367	272,324
Professional fees	50,519	46,253	186,418
Travel and accommodation	6,691	-	66,073
Wages and salaries	1,000	-	58,745
Website development costs	-	-	158,772
Write-down of technology license	-	-	912,653
Write-down of URLs	-	-	247,500
TOTAL EXPENSES	100,657	77,685	2,214,119

NET LOSS	$ (100,657)	$ (77,685)	$ (2,214,119)
BASIC AND DILUTED INCOME LOSS PER SHARE	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	17,421,790	16,481,658

The accompanying notes are an integral part of these financial statements.

LEGACY MINING LTD.

(An exploration stage company)

 STATEMENT OF STOCKHOLDERS’ DEFICIT

PERIOD FROM FEBRUARY 19, 1999 (INCEPTION) TO DECEMBER 31, 2007

	Number of shares	Amount	Additional paid-in capital	Common stock to be issued	Deficit accumulated during the exploration stage	Total

Balance, February 19, 1999	-	$ -	$ -	$ -	$ -	$ -

March 30, 1999 – Shares issued for cash @ $0.20	1,050,000	105	209,895	-	-	210,000

June 15, 1999 to September 15, 1999 - Shares issued for licensing agreement @ $0.20	4,563,446	456	912,198	-	-	912,654

July 7, 1999 – Shares issued for services @ $0.20	250,000	25	49,975	-	-	50,000

Net loss for the period from inception to December 31, 1999	-	-	-	-	(988,882)	(988,882)

Balance, December 31, 1999	5,863,446	586	1,172,068	-	(988,882)	183,772

Net loss	-	-	-	-	(614,401)	(614,401)

Balance, December 31, 2000	5,863,446	586	1,172,068	-	(1,603,283)	(430,269)

Net loss	-	-	-	-	(207,381)	(207,381)

Balance, December 31, 2001	5,863,446	586	1,172,068	-	(1,810,664)	(638,010)

Net loss	-	-	-	-	(62,334)	(62,334)

Balance, December 31, 2002	5,863,446	586	1,172,068	-	(1,872,998)	(700,344)

December 31, 2003 - Common shares to be issued				229,988	-	229,988

Net loss	-	-	-	-	(64,461)	(64,461)

Balance, December 31, 2003	5,863,446	586	1,172,068	229,988	(1,937,459)	(534,817)

February 18, 2004 – Shares issued for debt settlement @ $0.02	5,300,000	530	105,470	(106,000)	-	-

February 18, 2004 – Shares issued for debt settlement @ $0.02	1,229,880	123	122,865	(122,988)	-	-

February 27, 2004 – Shares issued for property @ $0.02	100,000	10	1,990	(1,000)	-	1,000

Share reconciliation after reverse split	(4)	-	-	-	-	-

Net loss					(52,637)	(52,637)

Balance, December 31, 2004	12,493,322	1,249	1,402,393	-	(1,990,096)	(586,454)

The accompanying notes are an integral part of these financial statements.

LEGACY MINING LTD.

(An exploration stage company)

 STATEMENT OF STOCKHOLDERS’ DEFICIT

PERIOD FROM FEBRUARY 19, 1999 (INCEPTION) TO DECEMBER 31, 2007

	Number of shares	Amount	Additional paid-in capital	Common stock to be issued	Deficit accumulated during the exploration stage	Total

Balance forward, January 1, 2005	12,493,322	1,249	1,402,393	$ -	(1,990,096)	(586,454)

December 17,2005 – Shares issued for property @$0.02	750,000	75	7,425	-	-	7,500

Donated capital	-	-	437,530	-	-	437,530

Net loss	-	-	-	-	(45,681)	(45,681)

Balance, December 31, 2005	13,243,322	1,324	1,847,348	-	(2,035,777)	(187,105)

September 5, 2006 – Shares issued for debt @ $0.02	3,855,180	385	192,374			192,759

Net loss	-	-	-	-	(77,685)	(77,685)

Balance, December 31, 2006	17,098,502	1,709	2,039,722	-	(2,113,462)	(72,031)

September 4, 2007 – Shares issued for initial public offering @ $0.05	1,000,000	100	49,900	-	-	50,000

Net loss	-	-	-	-	(100,657)	(100,657)

Balance, December 31, 2007	18,098,502	$ 1,809	$ 2,089,622	-	$ (2,214,119)	$ (122,688)

The accompanying notes are an integral part of these financial statements

LEGACY MINING LTD.

(An exploration stage company)

STATEMENTS OF CASH FLOWS

	Year ended December 31, 2007	Year ended December 31, 2006	Cumulative results of operations from February 19, 1999 (inception) to December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (100,657)	$ (77,685)	$ (2,214,119)
Adjustments to reconcile net loss to net cash (used in) operating activities:
-depreciation	867	1,240	31,506
- non-cash salaries	-	-	50,000
- non-cash exploration costs	-	-	9,500
- write down of technology license	-	-	912,654
- write off of website development costs	-	-	158,772
- write down of URLs	-	-	247,500
- net changes in working capital items	(3,933)	23,614	474,843

NET CASH FLOWS (USED IN) OPERATING ACTIVITIES	(103,723)	(52,831)	(329,344)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	-	-	(24,317)
Website development costs	-	-	(158,772)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(183,089)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances from related parties	52,251	57,236	258,447
Proceeds on sale of common stock	50,000	-	260,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	102,251	57,236	518,447

NET (DECREASE) INCREASE IN CASH	(1,472)	4,405	6,014

CASH, BEGINNING OF YEAR	7,486	3,081	-

CASH, END OF YEAR	$ 6,014	$ 7,486	$ 6,014

The accompanying notes are an integral part of these financial statements.

LEGACY MINING LTD.

(An exploration stage company)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 and 2006

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Legacy Mining Ltd. (“Legacy” or the “Company”) was incorporated on February 19, 1999 in the State of Nevada as Power Direct Tech.com.  On February 23, 1999, the Company changed its name to PD Tech.com and on June 8, 1999 the Company changed its name to Cardstakes.com to reflect management’s decision to shift the Company’s focus to internet-based business development. On December 31, 2003, the Company reduced its holdings in Golden Spirit Enterprises Ltd. (“Golden Spirit”) to less than 10% and was no longer considered a subsidiary of Golden Spirit. On January 13, 2004, the Company changed its name to Legacy Mining Ltd. to reflect management’s decision to shift the Company’s focus to mineral exploration and development. In 2007, the Company filed a Registration Statement Form SB-2/A to become a fully reporting Company on the OTC:BB and on October 30, 2007, began trading symbol  under the “LEYM”.

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company is an exploration stage company and its general business strategy is to acquire mineral properties either directly or through the acquisition of operating entities.  The continued operations of the Company is dependent upon the existence of economically recoverable reserves and the ability of the Company to obtain necessary financing to complete the development of those reserves, and upon future profitable production.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and further significant losses are expected to be incurred in the exploration and development of its mineral properties.  The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the acquisition, exploration and development of its mineral properties. The Company has incurred losses of $2,214,119 from inception to December 31, 2007 and has a working capital deficiency of $124,710. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

Use of Estimates and Assumptions

Preparation of the Company’s financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

 Equipment

 Equipment is carried at acquisition cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets on a 30% declining balance basis per annum.

Mineral property costs

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  The adoption of this standard has had no effect on the Company’s financial position or results of operations.  As at December 31, 2006, any potential obligations relating to the retirement of the Company’s assets are not yet determinable.

Concentration of Credit Risk

Cash in bank accounts is at risk to the extent that it exceeds U.S.Federal Deposit Insurance Corporation and Canadian Deposit Insurance Corporation insured amounts. To minimize risk, the Company places its cash with high credit quality institutions. All cash is deposited in one prominent Canadian financial institution.

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107. Disclosures about Fair Value of Financial Instruments.  The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities, including cash, notes receivable, accounts payable, and amounts due to related parties approximate their carrying value due to the short-term maturity of the instruments.

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the year. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Income Taxes

The Company follows the liability method of accounting for income taxes as set forth in SFAS No. 109 “Accounting for Income Taxes”.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain.On January 1, 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“SFAS No. 109”). This interpretation introduces a new approach that changes how enterprises recognize and measure tax benefits associated with tax positions and how enterprises disclose uncertainties related to income tax positions in their financial statements.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t.)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 does not require any new fair value measurements.  However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008.  The Company is currently evaluating the impact of adopting SFAS No. 157 but does not expect that it will have a significant effect on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006.  The adoption of this statement did not have a significant effect on the Company’s financial position or results of operations..

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  SAB No. 108 is effective for interim periods ending after November 15, 2006.  The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a significant effect on its financial position or results of operations.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115.” The fair value option permits entities to choose to measure eligible financial instruments at fair value at specified election dates. The entity will report unrealized gains and losses on the items on which it has elected the fair value option in earnings. SFAS 159 is effective beginning in fiscal year 2008. The Company is currently evaluating the effect of adopting SFAS 159, but does not expect it to have a material impact on its results of operations or financial condition.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. The Company does not expect SAB 110 will have a material impact on its balance sheets, statements of operations and cash flows.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141R, Business Combinations, and Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. Statement No. 141R modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. Statement No. 160 establishes new accounting and reporting standards for non-controlling interests in subsidiaries. The Company will be required, if applicable, to apply the provisions of the new standards in the first quarter of 2009. Early adoption is not permitted for these new standards.

Comparative figures

Certain comparative figures have been reclassified in order to conform to the current year's financial statement presentation

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

The Company will be responsible to keep the Claims in good standing henceforth and to protect the rights of the carried interest holders.  The Company will be required to perform annual assessment work to keep the Claims in good standing. The Company has an independent engineering report prepared on the property, which contains recommendations for a work commitment of $25,495 for geological sampling and assaying to be conducted in the fall of 2008.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company’s capitalization is 100,000,000 common shares with a par value of $0.0001 per share.

2007 Transactions

On August 31, 2007, the Company’s initial public offering of 1,000,000 common shares at a price of $0.05 per share was completed. The offering was fully subscribed for proceeds to the Company of $50,000 and the shares were issued to the placees on September 4, 2007.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

During year ended December 31, 2007, the Company incurred expenses for consulting fees of $12,000 (2006 - $12,000) to a Company controlled by a significant shareholder.

At December 31, 2007 and 2006, the following amounts are due to related parties:

	December 31, 2007	December 31, 2006

Shotgun Energy Corporation	$35,533	$16,360
Golden Spirit Enterprises Ltd.	-	20,081
Significant shareholders	70,640	16,825
	$106,173	$53,626

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. All amounts owed to the above related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 6 - INCOME TAXES

Potential benefits of United States federal income tax losses are not recognized in the accounts until realization is more likely than not. As of December 31, 2007, the Company has combined net operating losses carry-forward of approximately $2,215,000 for tax purposes which expire between the years 2019 through 2027. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382 for 2002 and prior year’s losses.  Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 7- SUPPLEMENTARY CASH FLOW INFORMATION AND NON-CASH INVESTING AND   FINANCING  ACTIVITIES

	Year ended December 31, 2007	Year ended December 31, 2006	Cumulative results of operations from February 19, 1999 (inception) to December 31,2007
Cash paid during the period for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

Shares issued for debt settlement	$ -	$ 192,759	$ 421,747

During the year ending December 31, 2007 the Company issued:

▪

1,000,000 common shares were issued at a price of $0.05 for proceeds of $50,000 pursuant to an initial public offering.

▪

During the year ending December 31, 2006 the Company issued:

▪

3,855,180 restricted common shares of the Company were issued in accordance with the settlement agreements for debt at $0.02 per share to satisfy $192,759 of debt.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of August 1, 2000, Legacy Mining Ltd. has leased 1250 sq. ft of office space from Holm Investments Ltd. at $1,000 per month for a period of 3 years and has been renewed for an additional 3 years at $1,000 per month. The current tenancy agreement expires August 1, 2008.

NOTE 9 – SUBSEQUENT EVENTS

Proposed Acquisition

On January 14, 2008 the Company signed a letter of intent with Mercury Enterprise Co. Ltd. ("Mercury") regarding Mercury's 80% interest in the Property. In the letter of intent, the Company agreed to enter into a participation agreement with Mercury on or before March 14, 2008, subject to its due diligence. As of March 17, 2008 the Company has not entered into a participation agreement with Mercury, and therefore the letter of intent has terminated and the Company no longer has any right to acquire an interest in the Property. The Company will not proceed with any acquisition of an interest in the Property.

Change in Directors

On January 24, 2008, the Company appointed  Marc Scheive to the Board of Directors. On February 27, 2008 the Company issued 25,000 restricted common shares valued at $16,250 for his current services. The Company also reports the resignation of Carlton Parfitt from its Board of Directors.  The Company also announced that it has moved its Administrative Office to: 385 52 Ave, Pointe-Calumet ,Quebec JON 1G4.  Fax - 1 888 265 0498: Phone – 514- 688 3289.

Name Change

On April 2, 2008, the Company announced it will change its name to Legacy Wine & Spirits International Ltd. in the second quarter of 2008 to reflect its new business direction. This name change will not involve a change in the issued or authorized capital of the Company.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with Legacy Mining Ltd.’s auditors since formation of the company that require disclosure pursuant to Item 304 of Regulation S-B.

ITEM 8A.CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain a system of internal and disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported on a timely basis, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e)) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer they have concluded that, as of the evaluation date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the Exchange Act.

Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our >management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. Further, this evaluation did not identify any significant changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

13

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes In Internal Controls

No changes in the Company's internal controls over financial reporting occurred during the period ending December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Code of Ethics

We intend to adopt a code of ethics in 2008 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons  performing similar functions.  We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials.  In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal  financial officer, principle accounting officer or controller, other persons  performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future.

We do not currently have a code of ethics as this is a new regulatory requirement and we are examining the various form and contents of other companies written code of ethics, discussing the merits and meaning of a code of ethics to determine the best form for our Company.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

1. Officers and Directors of the Company.

   DATE OF APPOINTMENT

     NAME

     AGE    POSITION             TO BOARD OF DIRECTORS

- ---------------------------------------------------------------------

Robert Klein         60

President & Director

September 25, 2000

Marc Scheive         24

Secretary, Treasurer   January 24, 2008

& Director

The chart above specifies Legacy Mining Ltd.'s current officers and directors.

All directors of the Company hold office until the next annual meeting or until their successors have been elected and qualified.  All officers serve at the discretion of the Board of Directors.

On January 24, 2008, the Registrant accepted the resignation of Carlton Parfitt as Secretary, Treasurer, Director and Chief Financial Officer of the Company. The resignation was not motivated by a disagreement with the Company on any matter relating to the Company’'s operations, policies or practices.

Robert Klein is a member of our Board of Directors.  Mr. Klein graduated in 1971 from the University of Waterloo with a degree in Applied Math. Mr. Klein belongs to the Fellow of Canadian Securities Institute. From October 6, 1972 to May 30, 1982, Mr. Klein was a Vice President of Corporate Finance at Bond Street International Securities. From June 1, 1982 to January 31, 1988, he was on the Board of Directors of Yorkton Securities. From February 1, 1988 to January 31, 1989, he was on the Board of Directors of First Vancouver Securities. From

February 1, 1989 to January 31, 1992, Mr. Klein was a salesman for Georgia Pacific Securities. From February 1, 1992 to the present, Mr. Klein has worked as a self-employed consultant.  Mr. Klein is an officer and/or director of Golden Spirit Minerals Ltd., a reporting company.

Carlton Parfitt was a member of our Board of Directors until January 24, 2008  Mr. Parfitt, bilingual in English and Japanese, graduated in 1991 with Honors from Simon Fraser University, British Columbia. While attending university, Mr. Parfitt worked as a co-op student for the Department of National Defense (Canada). After completing his Bachelor of Science in Physics, and before becoming involved in the digital media industry, Carlton Parfitt was a research scientist at companies such as TRIUMF, on the campus of the University of British Columbia, and CTF Communications Inc. based in Coquitlam, British Columbia.  Between the years 1998 and 2000, Mr. Parfitt was the founder and director of Elgrande.com Inc., an OTC: BB Company. During this time, he was intimately involved in Board operations, governance, as well as strategic business development and financing. Responsibilities for strategic market development included building strategic Blue Chip clients globally. Here, he drew upon his business consulting experience in Japan where he was a consultant for several years. While in Japan, Mr. Parfitt also participated in contract negotiations, shareholder relations and operations. Currently, Carlton Parfitt is the president of Third Wave Consulting Inc., a company specializing in digital media.

His focuses include marketing consulting, project management, event planning and corporate communications for new media production.

Mr. Scheive is an entrepreneur who has an International Marketing degree from Universitie de Montreal and is currently involved in the Lumber Brokerage Industry. Mr. Scheive is also an officer and/or director of Shotgun Energy Corporation., a reporting company.

There are no familial relationships between our officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that our officers, directors, and principal shareholders have not filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

ITEM 10. EXECUTIVE COMPENSATION - RENUMERATION OF DIRECTORS AND OFFICERS.

Name of Individual or Identity of Group	Capacities in which Remuneration was received	Aggregate Remuneration
Robert Klein Marc Scheive Carlton Parfitt	President and Director Director & Secretary Past Director & Treasurer	2005	2006	2007
		$ -	$ -	$ -
		$ -	$ -	$ -
		$ -	$ -	$ -

Compensation of Directors. Currently, Mr.Klein and Mr. Scheive, Directors of Legacy Mining Ltd.do not receive a salary.

Stock Based Compensation

None

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth information as of December 31, 2007, with respect to the ownership of the Legacy Mining Ltd.'s common stock by each person known by Legacy Mining Ltd. to be the beneficial owner of more than five percent (5%) of Legacy Mining Ltd.'s common stock, by each director and officer and by all officers and directors as a group.

Name of             Address of                      Amount of Shares      % of Outstanding

Beneficial Holder   Beneficial Holder               Beneficially Owned    Common Stock

- ---------------------------------------------------------------------------------------

Cede & Co.

    The Depository Trust Co

      8,434,176 (1)

 46.60%

    PO Box 222 Bowling Green St’n.

    New York, NY 10272

Robert Klein

    429 West 41st Avenue

            12,500

          0.0007%

President & Director   Vancouver, BC V5Y 2S6

Marc Scheive

    7160, Rue Saint-Denis,

Secretary & Treasure   Montreal, Quebec, H2R Z3Z

All directors and Officers as a group

            12,500

          0.0007%

(1) The beneficial owners of these shares are not known to Legacy Mining Ltd.

16

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During year ended December 31, 2007, the Company incurred expenses for consulting fees of $12,000 (2006 - $12,000) to a Company controlled by a significant shareholder.

At December 31, 2007 and 2006, the following amounts are due to related parties:

	December 31, 2007	December 31, 2006

Shotgun Energy Corporation	$35,533	$16,360
Golden Spirit Enterprises Ltd.	-	20,081
Significant shareholders	70,640	16,825
	$106,173	$53,626

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. All amounts owed to the above related parties are unsecured, non-interest bearing and have no specific terms of repayment.

ITEM 13.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

1. Audit Fees: Aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-QSB:

2006: $12,000

2007: $19,500

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously.

2006: $0

2007: $2,900

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2006: $0

2007: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2006: $0

2007: $0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

17

ITEM 14.

EXHIBITS

Exhibit 31.1 -  Section 906 Certification of Periodic Report of the Chief

       Executive Officer.

Exhibit 31.2 - Section 906 Certification of Periodic Report of the Chief

       Financial Officer.

Exhibit 32.1 - Section 302 Certification of Periodic Report of the Chief

       Executive Officer.

Exhibit 32.1 -  Section 302 Certification of Periodic Report of the Chief

       Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused to be signed on its behalf by the undersigned, whereunto duly authorized.

LEGACY MINING LTD.

Date: April 12, 2008

By: /s/ Robert Klein

 ---------------------------

Robert Klein

Pursuant to the requirements of the Securities and Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates included.

By: /s/ Marc Sheive

Date:

April 12, 2008

- ----------------------------

Marc Scheive, Director

By: /s/ Robert Klein

Date:

April 12, 2008

- -------------------------

Robert Klein, Director and President

18