Form 10-Q
period 2008-03-31
LEGACY MINING LTD.
filed 2008-05-15
CIK 1089565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 333-138672

Legacy Mining Ltd.

 (Exact name of small business issuer as specified in it’s charter)

Nevada

(State or other jurisdiction of incorporation or organization)

91-1963840
(I.R.S. Employer Identification No.)

385 52 Ave., Pointe-Calumet

Quebec, Canada, J0N 1G4

 (Address of principal executive offices)

514-688-3289

 (Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes  [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ X] Yes  [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

On March 31, 2008 there were 18,123,502 shares outstanding of the issuer’s common stock.

INDEX

PAGE

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements...............................................................................................F-1

Balance Sheet as of March 31, 2008 (Unaudited) and December 31, 2007........................F-1

Statements of Operations (Unaudited) For the Three Months

Ended March 31, 2008 and 2007, and the Period from February 18, 1999

(Inception) through March 31, 2008.......................................................................................F-2

Statements of Cash Flows (Unaudited) For the Three Months

Ended March 31, 2007 and 2006, and the Period from February18, 1999

(Inception) through March 31, 2008...................................................................................... F-3

Notes To Condensed Financial Statements (Unaudited)......................................................F-4

Item 2.   Management's Discussion and Analysis or Plan of Operation.........................................3-6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ..........................................6

Item 4T.  Controls and Procedures .............................................................................................7

Part II. OTHER INFORMATION

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

LEGACY MINING LTD.

  (An exploration stage Company)

BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007

ASSETS

CURRENT ASSETS
Cash	$ 5,318	$ 6,014
Taxes Recoverable	1,260	1,260
Due from Golden Spirit Enterprises Ltd.	656	656

TOTAL CURRENT ASSETS	7,234	7,930

EQUIPMENT, net of depreciation of $31,658 (2007 - $31,506)	1,870	2,022

TOTAL ASSETS	$ 9,104	$ 9,952

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 29,946	$ 26,467
Due to related parties	156,775	106,173

TOTAL CURRENT LIABILITIES	186,721	132,640

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $.0001 par value, 100,000,000 shares authorized
Issued and outstanding: 18,123,502 (2007 – 18,098,502) common shares	1,812	1,809
Additional paid-in capital	2,105,869	2,089,622
Deficit accumulated during the development stage	(2,285,298)	(2,214,119)

TOTAL STOCKHOLDERS’ DEFICIT	(177,617)	(122,688)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 9,104	$ 9,952

The accompanying notes are an integral part of these financial statements.

LEGACY MINING LTD.

 (An exploration stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		For the period from February 19, 1999 (inception)to
	2008	2007	March 31, 2008

EXPENSES
Consulting	$ 5,370	$ 3,000	$ 137,084
Depreciation	152	217	31,658
Exploration costs	-	-	17,214
Management fees	-	-	131,200
Office and general	11,791	7,619	284,115
Professional fees	14,284	14,076	200,702
Travel and accommodation	5,832	-	71,905
Wages and director’s fees	18,250	-	76,995
Website development costs	-	-	158,772
Write-down of technology license	-	-	912,653
Write-down of URLs	-	-	247,500

TOTAL EXPENSES	55,679	24,912	2,269,798

LOSS BEFORE THE FOLLOWING:	(55,679)	(24,912)	(2,269,798)
Property Option Loss	(15,500)	-	(15,500)

NET LOSS	$ (71,179)	$ (24,912)	$ (2,285,298)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	18,107,568	17,098,502

The accompanying notes are an integral part of these financial statements.

LEGACY MINING LTD.

(An exploration stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31,		For the period from February 19, 1999 (inception)to
	2008	2007	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (71,179)	$ (24,912)	$ (2,285,298)

Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation	152	217	31,658
- non-cash salaries	16,250	-	66,250
- non-cash exploration costs	-	-	9,500
- write down of technology license	-	-	912,654
- write off of website development costs	-	-	158,772
- write down of URLs	-	-	247,500
- net changes in working capital items	3,479	(17,790)	478,322

NET CASH FLOWS (USED IN) OPERATING ACTIVITIES	(51,298)	(42,485)	(380,642)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	-	-	(24,317)
Website development costs	-	-	(158,772)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(183,089)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances (to) from related parties	50,602	39,428	309,049
Net proceeds on sale of common stock	-	-	260,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	50,602	39,428	569,049

NET (DECREASE) INCREASE IN CASH	(696)	(3,057)	5,318

CASH, BEGINNING OF THE PERIOD	6,014	7,486	-

CASH, END OF THE PERIOD	$ 5,318	$ 4,429	$ 5,318

The accompanying notes are an integral part of these financial statements.

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Legacy Mining Ltd... (“Legacy” or the “Company”) was incorporated on February 19, 1999 in the State of Nevada as Power Direct Tech.com.  On February 23, 1999, the Company changed its name to PD Tech.com and on June 8, 1999 the Company changed its name to Cardstakes.com to reflect management’s decision to shift the Company’s focus to internet-based business development.  On January 13, 2004, the Company changed its name to Legacy Mining Ltd. to reflect management’s decision to shift the Company’s focus to mineral exploration and development. In 2007, the Company filed a Registration Statement Form SB-2/A to become a fully reporting Company on the OTC: BB and on October 30, 2007, began trading under the symbol “LEYM”. In 2008, due to uncertainties in the financing of mineral exploration and development, management decided to shift the Company focus to the beverage industry. On May 2, 2008, the Company changed its name to Legacy Wine & Spirits International Ltd.. and is awaiting its new trading symbol after the pending approval by FINRA of its change of name.

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company recently changed its business from an exploration stage company to a development stage company in the beverage industry and its general business strategy is to franchise boutique wine and spirits stores in Asia.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and further significant losses are expected to be incurred in the early years of developing the boutique wine and spirits stores.  The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the franchise operations.. The Company has incurred losses of $2,285,289 from inception to March 31, 2008 and has a working capital deficiency of $179,487. The ability of the Company to continue as a going concern is dependent upon the existence of a viable wine and spirits market, the Company obtaining the necessary financing to complete the development of franchises and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.

The Company's future capital requirements will depend on many factors, including start up costs for two boutique wine and spirits stores, cash flow from operations, costs to provide inventory and competition and global market conditions.  The Company's anticipated recurring operating losses and growing working capital needs will require that it obtain additional capital to operate its business.

Given the Company's limited operating history, lack of revenues, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability.  Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2007 filed on April 14, 2008.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain reclassifications have been made to the 2007 financial statement amounts to conform to the 2008 financial statement presentation.

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

There were no interest or general and administrative expenses accrued or recognized related to income taxes for the three months ended March 31, 2008.  The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three months ended March 30, 2008 or during the prior three years applicable under FIN 48.  It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48.  The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 does not require any new fair value measurements.  However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning

January 1, 2008.  As of March 31, 2008, the Company does not have fair value measurements of assets or liabilities. Accordingly, the adoption of SFAS No. 157 did not have a significant effect on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The adoption of  SFAS No. 159 during the period did not have a material impact on the Company’s financial position or results of operations as the Company made no elections under the fair value option plan.

NOTE 3 – INTERESTS IN MINERAL PROPERTIES

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

The Company will be responsible to keep the Claims in good standing henceforth and to protect the rights of the carried interest holders.  The Company will be required to perform annual assessment work to keep the Claims in good standing. The Company has an independent engineering report prepared on the property, which contains recommendations for a work commitment of $25,495 for geological sampling and assaying to be conducted in the spring of 2008. Due to the new business direction of the Company, it will postpone the proposed exploration program for 2008 until further notice.

Other

On January 14, 2008 the Company signed a letter of intent with Mercury Enterprise Co. Ltd. ("Mercury") regarding Mercury's 80% property interest.  In the letter of intent, the Company agreed to enter into a participation agreement with Mercury on or before March 14, 2008, subject to its due diligence. As of March 17, 2008 the Company has not entered into a participation agreement with Mercury, and therefore the letter of intent has terminated and the Company no longer has any right to acquire an interest in the Property. The Company will not be proceeding with any acquisition of an interest in the Property and has written off associated costs of $15,500 during the three month period ended March 31, 2008.

NOTE 4 - CAPITAL STOCK

The Company’s capitalization is 100,000,000 common shares with a par value of $0.0001 per share.

2008 Transactions

On February 27, 2008 the Company issued 25,000 restricted common shares with a fair value of $16,250 to a newly appointed director for his current services.

2007 Transactions

On August 31, 2007, the Company’s initial public offering of 1,000,000 common shares at a price of $0.05 per share was completed. The offering was fully subscribed for proceeds to the Company of $50,000.

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2008, the Company incurred expenses for consulting fees of $3,000 (2007 - $3,000) to a Company controlled by a significant shareholder.

During the three months ended March 31, 2008, the Company incurred $16,250 (2007 - $Nil) for directors fees. These fees were paid with 25,000 restricted common shares of the Company.

At March 31, 2008, the following amounts are due to related parties:

	March 31, 2008	December 31, 2007

Shotgun Energy Corporation	$55,334	$35,533
Significant shareholders	101,441	70,640

	$156,775	$106,173

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. All amounts owed to the above related parties are unsecured, non-interest bearing and have no specific terms of repayment

NOTE 6 - INCOME TAXES

Potential benefits of United States Federal income tax losses are not recognized in the accounts until realization is more likely than not. As of March 31, 2008, the Company has combined net operating losses carried forward totalling approximately $2,285,000 for tax purposes which expire between the years 2019 through 2028. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382 for 2002 and prior year’s losses.  Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

NOTE 7 – SUPPLEMENTARY CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

	Three months ended March 31,		For the period from February 19, 1999 (inception) to
	2008	2007	March 31 ,2008
Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Shares issued for services	$ 16,250	$ -	$ 66,250

Shares issued for debt settlement	$ -	$ -	$ 421,747

NOTE 8 – COMMITMENTS AND CONTINGENCIES

As of August 1, 2002, Legacy Mining Ltd. has leased 1250 sq. ft of office space from Holm Investments Ltd. at $1,000 per month for a period of 3 years and has been renewed for an additional 3 years at $1,000 per month.  The current tenancy agreement expires August 1, 2008.

NOTE 9 – SUBSEQUENT EVENTS

On April 2, 2008, the Company announced it would change its name to Legacy Wine & Spirits International Ltd.. on May 2, 2008 to reflect its new business direction in the beverage industry. This name change did not involve a change in the issued or authorized capital of the Company.  The Company changed its CUSIP number to 52470N 10 1 and and is awaiting its new trading symbol after the pending approval by FINRA of its change of name.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

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

The Company will be responsible to keep the Claims in good standing henceforth and to protect the rights of the carried interest holders.  The Company will be required to perform annual assessment work to keep the Claims in good standing. The Company has an independent engineering report prepared on the property, which contains recommendations for a work commitment of $25,495 for geological sampling and assaying as outlined in the table below. This work program was scheduled to be conducted in the fall of 2008. Due to the new business direction of the Company, it will postpone the proposed exploration program for 2008 until further notice.

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

2 . Other Proposed Acquisition

On January 14, 2008 the Company signed a letter of intent with Mercury Enterprise Co. Ltd. ("Mercury") regarding Mercury's 80% property interest.  In the letter of intent, the Company agreed to enter into a participation agreement with Mercury on or before March 14, 2008, subject to its due diligence. As of March 17, 2008 the Company has not entered into a participation agreement with Mercury, and therefore the letter of intent has terminated and the Company no longer has any right to acquire an interest in the Property. The Company will not be proceeding with any acquisition of an interest in the Property and has written off associated costs of $15,500 during the three month period ended March 31, 2008.

Liquidity and Capital Resources.

At March 31, 2008, we had total assets of $9,104, including current assets in cash of $5,318, taxes recoverable of $1,260 and an amount due from Golden Spirit Enterprises Ltd.- related party of $656.  We have equipment, net of depreciation of $31,658, in the amount of $1,870. As of December 31, 2007, we had total current assets of $7,930. The decrease in assets is due to normal course expenditures of cash.

At March 31, 2008, we had current liabilities of $186,721, which was represented by accounts payable and accrued liabilities of $29,946 and $156,775 due to related parties. As of December 31, 2007 we had total current liabilities of $132,640. The increase in liabilities was a result of payments received to increase due to related parties.  At March 31, 2008, we had a working capital deficiency of $179,487. (December 31, 2007 - $124,710).

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

Results of Operations

We have not yet realized any revenue from operations to date. Loss from operations for the three month period ended March 31, 2008 was $71,179 (2007 - $24,912).  This  increase in loss was due to an increase in wages and salaries, plus a property option loss during the first quarter (See Other Proposed Acquisition above).

From inception to March 31, 2008 our Company has incurred cumulative net losses of $2,285,298, resulting primarily from the write-down of certain internet related activities we were previously involved in. These included a write-down of a proprietary internet technology license in the amount of $912,653, a write-down of URL’s acquired in the amount of $247,500, and a write-down of website development costs in the amount of $158,772; management and consulting fees of $268,284; travel and accommodation of $71,905; office and general expenses of $284,115, professional fees of $200,702; depreciation expense of $31,658, exploration costs of $17,214 and a property option loss of $15,500.

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

Legacy Mining Ltd. does not anticipate some expenditures within the next 12 months for its Ester Creek properties in Alaska that would affect its liquidity. These expenditures are for geological sampling and assaying for $25,495 as outlined in the table above. However, this work program scheduled to be conducted in the fall of 2008. Due to the new business direction of the Company, it will postpone the proposed exploration program for 2008 until further notice.

Legacy Mining Ltd. does not anticipate any further significant exploration costs within the next 12 months, nor does Legacy Mining Ltd. anticipate that it will lease or purchase any significant equipment within the next 12 months.

Legacy Mining Ltd. does expect significant start up costs to complete the leasehold improvements to two (2) corporate owned boutique liquor store locations for its new business venture. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures.

Off-Balance Sheet Arrangements

Our company has not entered into any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2008, we had cash in the amount of $5,318. We have not generated any revenues since inception and have incurred a net loss of $2,285,298 from our inception on February 19, 1999 to March 31, 2008. Our current operating funds are insufficient to cover the first year of our planned new business venture as well as providing funds for anticipated operating overheads, professional fees and regulatory filing fees. Legacy Mining Ltd. does expect significant start up costs to complete the leasehold improvements to two (2) corporate owned boutique liquor store locations for its new business venture. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. However, we do not have any specific plans for raising the required funds. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated business plan.

Item 4T Controls and Procedures.

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

ITEM 1A. Risk Factors

Not applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

2008 Transactions

On February 27, 2008 the Company issued 25,000 restricted common shares with a fair value of $16,250 to a newly appointed director for his current services.

2007 Transactions

On August 31, 2007, the Company’s initial public offering of 1,000,000 common shares at a price of $0.05 per share was completed. The offering was fully subscribed for proceeds to the Company of $50,000.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to Vote of Security Holders

None.

ITEM 5.  Other Information

None.

ITEM 6. EXHIBITS

Exhibit 31.1 - Section 906 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 31.2 - Section 906 Certification of Periodic Report of the Chief Financial Officer.

Exhibit 32.1 - Section 302 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 32.2 - Section 302 Certification of Periodic Report of the Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LEGACY MINING LTD.

Date: May 14,2008	By: /s/ R. Klein
Robert Klein
CEO/President

Date: May 14,2008	By: /s/ M. Scheive
Marc Scheive
CFO/Treasurer/Secretary