Form 10-Q
period 2008-06-30
LEGACY WINE & SPIRITS INTERNATIONAL LTD.
filed 2008-08-14
CIK 1089565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 333-138672

Legacy Wine & Spirits International Ltd.

(formerly Legacy Mining Ltd.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On June 30, 2008 there were 20,337,585 shares outstanding of the issuer’s common stock.

INDEX

PAGE

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.	2

Balance Sheet as of June 30, 2008 (Unaudited) and December 31, 2007.	2

Statements of Operations (Unaudited) For the Three Months Ended June 30, 2008 and 2007, and the Period from February 18, 1999 (Inception) through June 30, 2008	3

Statements of Cash Flows (Unaudited) For the Three Months Ended June 30, 2008 and 2007, and the Period from February18, 1999 (Inception) through June 30, 2008	4

Notes To Condensed Financial Statements (Unaudited).	5

Item 2. Management's Discussion and Analysis or Plan of Operation.	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	14

Item 4T Controls and Procedures	15

Part II. OTHER INFORMATION	15

Item 1. Legal Proceedings	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Other Information	16

Item 6. Exhibits	16

SIGNATURES	17

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(formerly Legacy Mining Ltd.)

(A development  stage Company)

 FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(formerly Legacy Mining Ltd.)

  (A development stage Company)

BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007

ASSETS

CURRENT ASSETS
Cash	$ 140,615	$ 6,014
Taxes Recoverable	1,260	1,260
Due from Golden Spirit Enterprises Ltd.	656	656

TOTAL CURRENT ASSETS	142,531	7,930

DEPOSITS ON INVENTORY	45,000	-
DEPOSITS ON LEASEHOLD IMPROVEMENTS	191,272	-
FURNITURE AND FIXTURES, net of depreciation of $31,809 (2007 - $31,506)	1,719	2,022
OTHER INTANGIBLE ASSETS	1,025,100	-

TOTAL ASSETS	$ 1,405,622	$ 9,952

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 16,447	$ 26,467
Due to related parties	90,710	106,173

TOTAL CURRENT LIABILITIES	107,157	132,640

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value, 100,000,000 shares authorized
Issued and outstanding: 20,337,585 (2007 – 18,098,502) common shares	2,033	1,809
Additional paid-in capital	3,805,026	2,089,622
Share subscription	3,000	-
Deficit accumulated during the development stage	(2,511,594)	(2,214,119)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,298,465	(122,688)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 1,405,622	$ 9,952

The accompanying notes are an integral part of these financial statements.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(formerly Legacy Mining Ltd.)

 (A development stage company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007	Cumulative results of operation from February 19, 1999 (inception) to June 30, 2008

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Consulting	$ 82,203	$ 3,000	$ 87,573	$ 6,000	$ 219,287
Depreciation	152	217	304	433	31,810
Exploration costs	-	-	-	-	17,214
Management fees	-	-	-	-	131,200
Office and general	4,250	5,117	16,041	12,737	288,365
Professional fees	6,854	5,901	21,138	19,977	207,996
Travel and accommodation	-	-	5,832	-	71,905
Wages and salaries	500	-	18,750	-	77,495
Website development costs	-	-	-	-	158,772
Write-down of technology license	-	-	-	-	912,653
Write-down of URLs	-	-	-	-	247,500
TOTAL EXPENSES	93,959	14,235	149,638	39,147	2,363,757

LOSS BEFORE THE FOLLOWING:	$ (93,959)	$ (14,235)	$ (149,638)	$ (39,147)	2,363,757
Property Option Loss	-	-	(15,500)	-	(15,500)
Interest on settlement of debt dueto related parties	(132,337)	-	(132,337)	-	(132,337)
NET LOSS	$ (226,296)	$ (14,235)	$ (297,475)	$ (39,147)	$(2,511,594)

BASIC AND DILUTED LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	18,584,928	17,098,502	18,340,386	17,098,502

The accompanying notes are an integral part of these interim financial statements.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(formerly Legacy Mining Ltd.)

(A development stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30,		For the period from February 19, 1999 (inception)to
	2008	2007	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (297,475)	$ (39,147)	$ (2,511,594)

Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation	303	433	31,809
- interest on settlement of debt due to related parties	132,337		132,337
- non-cash salaries	16,250	-	66,250
- non-cash exploration costs	-	-	9,500
- write down of technology license	-	-	912,654
- write off of website development costs	-	-	158,772
- write down of URLs	-	-	247,500
- net changes in working capital items	(10,020)	(13,292)	(464,823)

NET CASH FLOWS (USED IN) OPERATING ACTIVITIES	(158,605)	(52,006)	(487,949)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	-	-	(24,317)
Deposits on leasehold improvements	(191,272)	-	(191,272)
Deposits on inventory purchase	(45,000)	-	(45,000)
Website development costs and other intangibles	(65,100)	-	(223,872)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(301,372)	-	(484,461)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances (to) from related parties	131,578	47,596	390,025
Share subscription proceeds	3,000	-	3,000
Net proceeds on sale of common stock	460,000	-	720,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	594,578	47,596	1,113,025

NET (DECREASE) INCREASE IN CASH	134,601	(4,410)	140,615

CASH, BEGINNING OF THE PERIOD	6,014	7,486	-

CASH, END OF THE PERIOD	$ 140,615	$ 3,076	$ 140,615

The accompanying notes are an integral part of these financial statements.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(formerly Legacy Mining Ltd.)

(A development stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Legacy Wine & Spirits International Ltd. (formerly Legacy Mining Ltd.) (“Legacy” or the “Company”) was incorporated on February 19, 1999 in the State of Nevada as Power Direct Tech.com.  On February 23, 1999, the Company changed its name to PD Tech.com and on June 8, 1999 the Company changed its name to Cardstakes.com to reflect management’s decision to shift the Company’s focus to internet-based business development.  On January 13, 2004, the Company changed its name to Legacy Wine & Spirits International Ltd. to reflect management’s decision to shift the Company’s focus to mineral exploration and development. In 2007, the Company filed a Registration Statement Form SB-2/A to become a fully reporting Company on the OTC: BB and on October 30, 2007, began trading under the symbol “LEYM”. In 2008, due to uncertainties in the financing of mineral exploration and development, management decided to shift the Company focus to the beverage industry. On May 2, 2008, the Company changed its name to Legacy Wine & Spirits International Ltd. and on May 27, 2008, the Company began trading under the symbol “LWSP”.

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company recently changed its business from an exploration stage company to a development stage company in the beverage industry and its general business strategy is to franchise boutique wine and spirits stores in Asia.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and further significant losses are expected to be incurred in the early years of developing the boutique wine and spirits stores.  The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the franchise operations.. The Company has incurred losses of $2,511,594 from inception to June 30, 2008.  The ability of the Company to continue as a going concern is dependent upon the existence of a viable wine and spirits market, the Company obtaining the necessary financing to complete the development of franchises and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.

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

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(formerly Legacy Mining Ltd.)

(A development stage company)

NOTES TO FINANCIAL STATEMENTS

June 30, 2008 (unaudited)

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

Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain reclassifications have been made to the 2007 financial statement amounts to conform to the 2008 financial statement presentation.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 does not require any new fair value measurements.  However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning

January 1, 2008.  As of June 30, 2008, the Company does not have fair value measurements of assets or liabilities. Accordingly, the adoption of SFAS No. 157 did not have a significant effect on its financial position or results of operations.

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

Intangible Assets

Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of June 30, 2008, the Company believes there is no impairment of its intangible assets. The Company's intangible assets consist of the acquisition of the license to import and distribute wine and liquor products and various brands and labels. The Company determined that the intangibles have an estimated useful life of 15 years and will be reviewed annually for impairment. Amortization will be recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes. The Company will commence amortization once the economic benefits of the assets begin to be consumed and they plan to record amortization once production begins and the related revenues are recorded.

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

Other

On January 14, 2008 the Company signed a letter of intent with Mercury Enterprise Co. Ltd. ("Mercury") regarding Mercury's 80% property interest.  In the letter of intent, the Company agreed to enter into a participation agreement with Mercury on or before March 14, 2008, subject to its due diligence. As of March 17, 2008 the Company has not entered into a participation agreement with Mercury, and therefore the letter of intent has terminated and the Company no longer has any right to acquire an interest in the Property. The Company will not be proceeding with any acquisition of an interest in the Property and has written off associated costs of $15,500 in the first quarter.

NOTE 4 – DEPOSITS ON INVENTORY

On June 6, 2008, the Company signed a distribution agreement with 2174684 Ontario Inc.(“2174684”), an Ontario based Company, whereby 2174684 will be the exclusive supplier to the Company of the wine product list and the Company will be the exclusive distributor of these products throughout China. 2174684 agrees that during the term of this Agreement, it shall, among other things:

(a)

sell to the Distributor (the Company), at the Purchase Price, such quantities of the Products as are ordered by the Distributor from time to time;

(b)

deliver all orders of the Products made by the Distributor, upon the terms otherwise set out herein, within and not later than thirty (30) days from the date of the receipt by Supplier of the said order;

(c)

provide to the Distributor, at its cost, any and all sales promotional material, brochures, price lists and any other literature relative to the Products at such time and in such quantities as may be mutually agreed upon; and

(d)

assist the Distributor by all reasonable means in selling and distributing the Products to customers, including, without limitation, co-ordinating sales programmes with the Distributor.

This Agreement shall come into effect on its date of execution and shall continue in full force and effect, unless terminated until the tenth (10th) anniversary of the date of execution (the "Initial Term"). Provided that Supplier and the Distributor have complied with all the terms and conditions hereof, this Agreement shall be automatically renewed at the completion of the Initial Term and shall continue on the same terms and conditions as contained herein for successive five (5) year periods (the "Renewal Term"), unless either party shall have provided ninety (90) days' prior written notice that the Agreement shall not be automatically renewed for a Five (5) year period.

As of June 30, 2008, the Company has advanced $45,000 to 2174684 to secure wine and spirits inventory for its initial two stores.

NOTE 5 – DEPOSITS ON LEASEHOLD IMPROVEMENTS

The Company will first open at least two (2) wine and spirits retail stores to be located in Beijing, China within the next three (3) months for the distribution of its imported products.  These approximate 300 sq/ft retail stores will require leasehold improvements to complete the chosen store design and furnishings.

As at June 30, 2008, the Company has advanced $191,272 towards the leasehold improvements.

NOTE 6 – OTHER INTANGIBLE ASSETS

On May 5, 2008, the Company signed an agreement with Legacy Wine and Spirits Merchants Ltd (“Legacy Merchants”) a Hong Kong based Company, for the rights to a fifteen (15) year general license to import, bottle, blend, manufacture and distribute wine and spirits in China. The agreement did not take effect until the Company completed its name change, which was completed on May 27, 2008. Legacy Merchants was issued 1,000,000 restricted shares of the Company’s Rule 144 stock valued at $960,000 for the rights to the aforementioned license through its agreement with Beijing Nine Dragons Winery Co. Ltd (“Nine Dragons”) a China based company. Through Legacy Merchants and its agreement with Crown Star

Holdings Ltd, an alcoholic beverage sourcing company with offices in Canada and Hong Kong, the Company has access to a wide selection of fine wine and spirits.

The Company will first open at least two (2) wine and spirits retail stores to be located in Beijing, China within the next three (3) months for the distribution of its imported products.  These approximate 300 sq/ft, boutique-style retail stores will be named “Legacy Wine and Spirits” and will initially stock imported red and white wines as well as a selection of spirits from choice regions throughout the world. These initial stores will be a flagship model for a franchising plan designed to further broaden the Company’s distribution facilities and gain further market awareness and penetration of the Legacy brand.  Once the Legacy retail stores have been established, the Company will exercise its First Right of Refusal to start-up its manufacturing facility in Beijing through Legacy Merchants agreement with Nine Dragons.

Other intangible assets include the following:

Description	June 30,	December 31,
	2008	2007
15 year general license to acquire & distribute wine & spirits in China	$ 960,000	$ -
Website development , branding and labelling costs incurred	65,100	-
	$ 1,025,100	$ -

NOTE 7 - CAPITAL STOCK

The Company’s capitalization is 100,000,000 common shares with a par value of $0.0001 per share.

2008 Transactions

On February 27, 2008 the Company issued 25,000 restricted common shares with a fair value of $16,250 to a newly appointed director for his current services.

On May 27, 2008, the Company issued 294,083 shares of Legacy Wine & Spirits International Ltd. common stock in satisfaction of $147,041 owed to nine (9) related parties.  The issuance price of the common stock was $0.50 per share as agreed  between the debtors and Legacy Wine & Spirits International Ltd. The fair market value of those shares on the date of issue was $0.95 per share, resulting in interest on the settlement of debt in the amount of  $132,337.

On June 12, 2008, the Company completed the closing of the first phase in connection with a Private Placement (the “Private Placement“) of its securities to certain accredited investors for aggregate gross proceeds of $460,000. The investors purchased an aggregate of 920,000 shares of the Company at a price of $0.50 per share and these shares were issued subject to restrictions under Rule 144. The Company is now proceeding with the second phase in connection with a Private Placement, which will raise an additional $540,000 through the issuance of 720,000 shares of the Registrant at a price of $0.75 per share for grand total proceeds of $1,000,000. As at June 30, 2008, the Company has received a $3,000 share subscription for the second phase.

On June 13, 2008, the Company issued 1,000,000 restricted common shares valued at $960,000 to acquire a 15 year general license to import, bottle, blend, manufacture & distribute wine and spirits throughout China.

2007 Transactions

On August 31, 2007, the Company’s initial public offering of 1,000,000 common shares at a price of $0.05 per share was completed. The offering was fully subscribed for proceeds to the Company of $50,000.

NOTE 8 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2008, the Company incurred expenses for consulting fees of $6,000 (2007 - $6,000) to a Company controlled by a significant shareholder.

During the six months ended June 30, 2008, the Company incurred expenses for consulting fees of $30,000 (2007 - $Nil) to a significant shareholder.

During the six months ended June 30, 2008, the Company incurred $18,750 (2007 - $Nil) for directors fees. A portion of these fees were paid with 25,000 restricted common shares of the Company valued at $16,250.

At June 30, 2008, the following amounts are due to related parties:

	June 30, 2008	December 31, 2007

Shotgun Energy Corporation	$90,300	$35,533
Significant shareholders	410	70,640

	$90,710	$106,173

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. All amounts owed to the above related parties are unsecured, non-interest bearing and have no specific terms of repayment

NOTE 9 - INCOME TAXES

Potential benefits of United States Federal income tax losses are not recognized in the accounts until realization is more likely than not. As of June 30, 2008, the Company has combined net operating losses carried forward totalling approximately $2,511,000 for tax purposes which expire between the years 2019 through 2028. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382 for 2002 and prior year’s losses.  Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

NOTE 10 – SUPPLEMENTARY CASH FLOW INFORMATION AND  NON-CASH INVESTING AND FINANCING ACTIVITIES

	Six months ended June 30,		For the period from February 19, 1999 (inception) to
	2008	2007	June 30 ,2008
Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Shares issued for other intangible assets	$ 960,000	$ -	$ 960,000

Shares issued for debt settlement	$ 147,041	$ -	$ 568,789

NOTE 11 – COMMITMENTS AND CONTINGENCIES

As of August 1, 2002, Legacy Wine & Spirits International Ltd. has leased 1250 sq. ft of office space from Holm Investments Ltd. at $1,000 per month for a period of 3 years and has been renewed for an additional 3 years at $1,000 per month.  The current tenancy agreement expired August 1, 2008 and was renewed for 3 additional years at $1,000 per month.

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

Legacy Wine & Spirits International Ltd. (formerly Legacy Mining Ltd.) (“Legacy” or the “Company”) was incorporated on February 19, 1999 in the State of Nevada as Power Direct Tech.com.  On February 23, 1999, the Company changed its name to PD Tech.com and on June 8, 1999 the Company changed its name to Cardstakes.com to reflect management’s decision to shift the Company’s focus to internet-based business development. On January 13, 2004, the Company changed its name to Legacy Mining Ltd. to reflect management’s decision to shift the Company’s focus to mineral exploration and development. We also declared a one-for-two reverse stock split of all of the outstanding common stock, without any change in par value of the shares of common stock. Shareholder approval was obtained to affect the reverse stock split which became effective on January 30, 2004. The new CUSIP number for the Company is 5246EP 10 3.

On December 12, 2006, Legacy filed a Form SB-2 Registration Statement with the United States Security Commission. Following a number of amendments, the SB-2/A was declared effective on August 3, 2007. The trading symbol is “LEYM”.

On April 4, 2008, the Registrant held a Special Meeting whereby the Board of Directors, by unanimous consent, adopted, effective May 2, 2008, the following amendments to its Articles of Incorporation:

Name Change.   A majority of the shareholders entitled to vote on such matters approved a change of name from Legacy Mining Ltd. to “Legacy Wine & Spirits International Ltd”. On April 8, 2008, a Certificate of Amendment to its Articles of Incorporation was filed with the State of Nevada changing the name to Legacy Wine & Spirits International Ltd.

Change of Symbol and CUSIP Number.  The Company also took the necessary steps to change its symbol and CUSIP Number. Therefore, the CUSIP Number has changed from 5246EP 10 3 to 52470N 10 1. Following the review of the NASD and FINRA, the Company was given a new effective date for trading. Effective at the opening of business on May 27, 2008, the symbol changed from LEYM to “LWSP”.

Our Wine & Spirits Operation

The following events have taken place during the 2nd quarter commensurate with the Company’s name change.

1) The Company announced that Marc Shieve became President while outgoing President Robert Klein remained with the Company as a director.  On May 28, 2008 Legacy Wine and Spirits International Ltd. reported that it had signed an agreement with Legacy Wine and Spirits Merchants Ltd (“Legacy Merchants”) a Hong Kong based Company, for the rights to a fifteen (15) year general license to import, bottle, blend, manufacture and distribute wine and spirits in China. Legacy Merchants received 1,000,000 shares of the Company’s Rule 144 stock valued at $960,000 for the rights to the aforementioned license through its agreement with Beijing Nine Dragons Winery Development Co. Ltd (“Nine Dragons”) a China based company. Through Legacy Merchants and its agreement with Crown Star Holdings Ltd, an alcoholic beverage sourcing company with offices in Canada and Hong Kong, the Company has access to a wide selection of fine wine and spirits. The Company will first open at least two (2) wine and spirits retail stores to be located in Beijing, China within the next three (3) months for the distribution of its imported products. These approximate 300 sq/ft, boutique-style retail stores will be named “Legacy Wine and Spirits” and will initially stock imported red and white wines as well as a selection of spirits from choice regions throughout the world. These initial stores will be a flagship model for a franchising plan designed to further broaden the Company’s distribution facilities and gain further market awareness and penetration of the Legacy brand.  Once the Legacy retail stores have been established, the Company will exercise its First Right of Refusal to start-up its manufacturing facility in Beijing through Legacy Merchants agreement with Nine Dragons.

2) On June 24, 2008 Legacy Wine and Spirits International Ltd. reported that it had signed a Distribution Agreement with a Canadian based supplier of Italian wines.  This Agreement provided for the supply of select bottled wines at the mid-range price-point from six (6) different wine regions in Italy.  The Company was at this time in talks with distributors and wineries in both Spain and California with regards to a Distribution Agreement for wine supply from those parts.

The Company also detailed its business plan in three phases:

Phase One:

Legacy will open two (2) corporately owned wine and spirits retail stores in Beijing by August/September 2008.  These retail stores will be stocked with select, moderately priced imported wines and spirits and will serve as the design and sales model for all franchise boutiques opened thereafter.  This phase sees Legacy establishing its brand name and retail stores through Point of Purchase marketing and taste appreciation gatherings.  Legacy will also secure purchase orders from wholesale distributors for its ‘Bottled Exclusively for Legacy’ wine and spirits line.  This phase moves the Company towards the establishment of the Legacy brand.

Phase Two:

Through its agreement with Beijing Nine Dragons Winery Development Co. Ltd., Legacy will start importing select wine and spirits to be bottled in-house and distributed by the Company to Legacy’s retail outlets.  This phase will allow Legacy to increase its profit margin via lower shipping costs and taxes as well as wholesale price reductions.  Legacy now begins the strategic franchising of its retail stores.

Phase Three:

Legacy will begin the importing of select wine juice for the purpose of blending and manufacturing its own brand label wines and spirits.  This phase sees Legacy advance its market penetration, solidify its brand recognition and thus realize a further increase in its profit margin.

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

2. Other Proposed Acquisition

On January 14, 2008 the Company signed a letter of intent with Mercury Enterprise Co. Ltd. ("Mercury") regarding Mercury's 80% property interest.  In the letter of intent, the Company agreed to enter into a participation agreement with Mercury on or before March 14, 2008, subject to its due diligence. As of March 17, 2008 the Company has not entered into a participation agreement with Mercury, and therefore the letter of intent has terminated and the Company no longer has any right to acquire an interest in the Property. The Company will not be proceeding with any acquisition of an interest in the Property and has written off associated costs of $15,500 during the first quarter of 2008.

Liquidity and Capital Resources.

At June 30, 2008, we had total assets of $1,405,622, including current assets in cash of $140,615, taxes recoverable of $1,260 and an amount due from Golden Spirit Enterprises Ltd.- related party of $656.  We have equipment, net of depreciation of $31,809, in the amount of $1,719. As of December 31, 2007, we had total current assets of $7,930. The increase in assets is due to a private placement financing in the amount of $460,000 and subsequent expenditures towards the Company’s new wine & spirits operation.

At June 30, 2008, we had current liabilities of $107,157, which was represented by accounts payable and accrued liabilities of $16,447 and $90,710 due to related parties. As of December 31, 2007 we had total current liabilities of $132,640. The decrease in liabilities was a result of payments made to decrease due to related parties and accounts payable.  At  June 30, 2008, we had a working capital surplus of $35,374. (December 31, 2007 - $124,710).

We do not believe that our current cash resources will be able to maintain our current operations for an extended period of time.  We will be required to raise additional funds or arrange for additional financing over the next 12 months to adhere to our development schedule.  No assurance can be given, however, that we will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy our working capital requirements. If we are not able to arrange for additional funding or if our officers, directors and shareholders stop advancing funds to us, we may be forced to make other arrangements for financing such as loans or entering into strategic alliances. The Company is currently attempting to raise capital through sophisticated private investors.

Results of Operations

We have not yet realized any revenue from operations to date. Loss from operations for the three month period ended June 30, 2008 was $226,296 (2007 - $14,235).  This increase in loss was due to an increase in consulting fees, plus interest on the issuance of shares for debt during the second quarter.

From inception to June 30, 2008 our Company has incurred cumulative net losses of $2,511,594, resulting primarily from the write-down of certain internet related activities we were previously involved in. These included a write-down of a proprietary internet technology license in the amount of $912,653, a write-down of URL’s acquired in the amount of $247,500, and a write-down of website development costs in the amount of $158,772; management and consulting fees of $350,487; travel and accommodation of $71,905; office and general expenses of $288,365, professional fees of $214,410; depreciation expense of $31,810, exploration costs of $17,214, a property option loss of $15,500 and interest on settlement of debt of $132,237.

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

Legacy Wine & Spirits International Ltd. does not anticipate some expenditures within the next 12 months for its Ester Creek properties in Alaska that would affect its liquidity. These expenditures are for geological sampling and assaying for $25,495 as outlined in the table above. However, this work program scheduled to be conducted in the fall of 2008 has been postponed. Due to the new business direction of the Company, it will postpone the proposed exploration program for 2008 until further notice.

Legacy Wine & Spirits International Ltd. does not anticipate any further significant exploration costs within the next 12 months, nor does Legacy Wine & Spirits International Ltd.. anticipate that it will lease or purchase any significant equipment within the next 12 months.

Legacy Wine & Spirits International Ltd. does expect significant start up costs to complete the leasehold improvements to two (2) corporate owned boutique liquor store locations for its new business venture. I t will also be incurring costs to acquire necessary inventory of wine & liquor for the stores. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. It currently is attempting to raise capital through sophisticated private investors.

Off-Balance Sheet Arrangements

Our company has not entered into any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2008, we had cash in the amount of $140,615. We have not generated any revenues since inception and have incurred a net loss of $2,511,594 from our inception on February 19, 1999 to June 30 , 2008. Our current operating funds are insufficient to cover the first year of our planned new business venture as well as providing funds for anticipated operating overheads, professional fees and regulatory filing fees. Legacy Wine & Spirits International Ltd. does expect significant start up costs to complete the leasehold improvements and supply wine & liquor inventory to two (2) corporate owned boutique liquor store locations for its new business venture. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. It currently is attempting to raise capital through sophisticated private investors. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated business plan.

Item 4T Controls and Procedures.

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 27, 2008, the Company issued 294,083 shares of Legacy Wine & Spirits International Ltd. common stock in satisfaction of $147,041 owed to nine (9) related parties.  The issuance price of the common stock was $0.50 per share as agreed between the debtors and Legacy Wine & Spirits International Ltd. The fair market value of those shares on the date of issue was $0.95 per share, resulting in a loss on the settlement of debt in the amount of $132,337.

On June 12, 2008, the Company completed the closing of the first phase in connection with a Private Placement (the “Private Placement“) of its securities to certain accredited investors for aggregate gross proceeds of $460,000. The investors purchased an aggregate of 920,000 shares of the Company at a price of $0.50 per share and these shares were issued subject to restrictions under Rule 144. The Company is now proceeding with the second phase in connection with a Private Placement, which will raise an additional $540,000 through the issuance of 720,000 shares of the Registrant at a price of $0.75 per share for grand total proceeds of $1,000,000. As at June 30, 2008, the Company has received a $3,000 share subscription for the second phase.

On June 13, 2008, the Company issued 1,000,000 restricted common shares valued at $960,000 to acquire a 15 year general license to import, bottle, blend, manufacture and distribute wine and spirits throughout China.

2007 Transactions

On August 31, 2007, the Company’s initial public offering of 1,000,000 common shares at a price of $0.05 per share was completed. The offering was fully subscribed for proceeds to the Company of $50,000.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to Vote of Security Holders

On April 4, 2008, the Company held a Special Meeting whereby the Board of Directors, by unanimous consent, adopted, effective May 2, 2008, the following amendments to its Articles of Incorporation:

Name Change.   A majority of the shareholders entitled to vote on such matters approved a change of name from Legacy Mining Ltd. to “Legacy Wine & Spirits International Ltd”. On April 8, 2008, a Certificate of Amendment to its Articles of Incorporation was filed with the State of Nevada changing the name to Legacy Wine & Spirits International Ltd.

Change of Symbol and CUSIP Number.  The Company also took the necessary steps to change its symbol and CUSIP Number. Therefore, the CUSIP Number has changed from 5246EP 10 3 to 52470N 10 1. Following the review of the NASD and FINRA, the Company was given a new effective date for trading. Effective at the opening of business on May 27, 2008, the symbol changed from LEYM to “LWSP”.

ITEM 5.  Other Information

On August 6, 2008, David Zhang, a Chinese entrepreneur based in Beijing, China joined the Board of Directors of the Company.  Long time director and former President, Robert Klein has resigned as a director of the Company to pursue other business interests.

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

LEGACY MINING LTD.

Date: August 14,2008	By: /s/ M. Scheive
Marc Scheive
President

Date: August 14,2008	By: /s/ D. Zhang
David Zhang
Secretary