Form 10-Q
period 2008-09-30
LEGACY WINE & SPIRITS INTERNATIONAL LTD.
filed 2008-11-14
CIK 1089565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

719 30th Ave., Pointe-Calumet

Quebec, Canada, J0N 1G1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [ X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

On September 30, 2008 there were 20,427,585 shares outstanding of the issuer’s common stock.

INDEX

PAGE

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements............................................................................................

F-1

Balance Sheet as of September 30, 2008 (Unaudited) and December 31, 2007......................

F-1

Statements of Operations (Unaudited) For the Nine Months

Ended September 30, 2008 and 2007, and the Period from February 18, 1999

(Inception) through September 30, 2008..........................................................................

F-2

Statements of Cash Flows (Unaudited) For the Nine Months

Ended September 30, 2008 and 2007, and the Period from February 18, 1999

(Inception) through September 30, 2008.........................................................................

F-3

Notes To Condensed Financial Statements (Unaudited).....................................................

F-4

Item 2.   Management's Discussion and Analysis or Plan of Operation..........,.....................

4-7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..................................

7

Item 4T  Controls and Procedures...................................................................................

8

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings............................................................................................

8

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds..............................

8

Item 3.   Defaults Upon Senior Securities.........................................................................

8

Item 4.   Submission of Matters to a Vote of Security Holders............................................

8

Item 5.   Other Information ...........................................................................................

8

Item 6.   Exhibits ..........................................................................................................

8

SIGNATURES..............................................................................................................

8

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(formerly Legacy Mining Ltd.)

  (A development stage Company)

BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007

ASSETS

CURRENT ASSETS
Cash	$ 31,565	$ 6,014
Taxes Recoverable	-	1,260
Due from Golden Spirit Enterprises Ltd.	656	656
Prepaid Expenses	17,350	-

TOTAL CURRENT ASSETS	49,571	7,930

DEPOSITS ON INVENTORY	47,800	-
DEPOSITS ON LEASEHOLD IMPROVEMENTS	191,272	-
FURNITURE AND FIXTURES, net of depreciation of $31,961 (2007 - $31,506)	1,567	2,022
OTHER INTANGIBLE ASSETS	1,025,100	-

TOTAL ASSETS	$ 1,315,310	$ 9,952

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 18,406	$ 26,467
Due to related parties	80,903	106,173

TOTAL CURRENT LIABILITIES	99,309	132,640

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value, 100,000,000 shares authorized
Issued and outstanding: 20,427,585 (2007 – 18,098,502) common shares	2,043	1,809
Additional paid-in capital	3,867,066	2,089,622
Share subscription	3,000	-
Deficit accumulated during the development stage	(2,656,108)	(2,214,119)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,216,001	(122,688)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 1,315,310	$ 9,952

The accompanying notes are an integral part of these financial statements.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(formerly Legacy Mining Ltd.)

 (A development stage company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Cumulative results of operation from February 19, 1999 (inception) to September 30, 2008

REVENUES	$ -	$ -	$ -	$ -	$ -

EXPENSES
Consulting	66,722	4,675	171,295	10,675	286,009
Depreciation	151	217	455	650	31,961
Exploration costs	-	-	-	-	17,214
Management fees	-	-	-	-	131,200
Office and general	22,712	4,721	38,753	17,458	311,077
Professional fees	20,070	9,316	41,208	29,293	227,626
Travel and accommodation	13,828	-	19,660	-	85,733
Wages and salaries	4,031	1,000	22,781	1,000	81,526
Website development costs	-	-	-	-	158,772
Write-down of technology license	-	-	-	-	912,653
Write-down of URLs	-	-	-	-	247,500
TOTAL EXPENSES	127,514	19,929	294,152	59,076	2,491,271

LOSS BEFORE THE FOLLOWING:	(127,514)	(19,929)	(294,152)	(59,076)	(2,491,271)
Property Option Loss	-	-	(15,500)	-	(15,500)
Interest on settlement of due to related parties	(17,000)	-	(132,337)	-	(149,337)
NET LOSS	$ (144,514)	$ (19,929)	$ (441,989)	$ (59,076)	$ (2,656,108)
BASIC AND DILUTED LOSS PER SHARE	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	20,377,150	17,435,458	19,030,482	17,435,458

The accompanying notes are an integral part of these interim financial statements.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(formerly Legacy Mining Ltd.)

(A development stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30,		For the period from February 19, 1999 (inception)to
	2008	2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (441,989)	$ (59,076)	$ (2,656,108)

Adjustments to reconcile net loss to net cash used in operating activities:
- depreciation	455	930	31,961
- fees and services paid with shares	18,800	-	68,800
- interest on settlement of due to related parties	149,337	-	149,337
- non-cash exploration costs	-	-	9,500
- write down of technology license	-	-	912,654
- write off of website development costs	-	-	158,772
- write down of URLs	-	-	247,500
- net changes in working capital items	(24,151)	61,315	(450,692)

NET CASH FLOWS (USED IN) OPERATING ACTIVITIES	(297,548)	3,579	(626,892)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	-	-	(24,317)
Deposits on leasehold improvements	(191,272)	-	(191,272)
Deposits on inventory purchase	(47,800)	-	(47,800)
Website development costs and other intangibles	(65,100)	-	(223,872)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(304,172)	-	(487,261)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances (to) from related parties	164,271	-	422,718
Share subscription proceeds	3,000	-	3,000
Net proceeds on sale of common stock	460,000	-	720,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	627,271	-	1,145,718

NET (DECREASE) INCREASE IN CASH	25,551	3,579	31,565

CASH, BEGINNING OF THE PERIOD	6,014	3,081	-

CASH, END OF THE PERIOD	$ 31,565	$ 6,660	$ 31,565

The accompanying notes are an integral part of these financial statements.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(formerly Legacy Mining Ltd.)

(A development stage Company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Legacy Wine & Spirits International Ltd. (formerly Legacy Mining Ltd.) (“Legacy” or the “Company”) was incorporated on February 19, 1999 in the State of Nevada as Power Direct Tech.com.  On February 23, 1999, the Company changed its name to PD Tech.com and on June 8, 1999 the Company changed its name to Cardstakes.com to reflect management’s decision to shift the Company’s focus to internet-based business development.  On January 13, 2004, the Company changed its name to Legacy Wine & Spirits International Ltd. to reflect management’s decision to shift the Company’s focus to mineral exploration and development. In 2007, the Company filed a Registration Statement Form SB-2/A to become a fully reporting Company on the OTC: BB and on October 30, 2007, began trading under the symbol “LEYM”. In 2008, due to uncertainties in the financing of mineral exploration and development, management decided to shift the Company focus to the wine & spirits industry. On May 2, 2008, the Company changed its name to Legacy Wine & Spirits International Ltd. and on May 27, 2008, the Company began trading under the symbol “LWSP”.

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company recently changed its business from an exploration stage company to a development stage company in the wine and spirits industry and its general business strategy is to franchise boutique wine and spirits stores in Asia.  The Company has not generated any revenues or completed development of any commercially acceptable products or services to date and further significant losses are expected to be incurred in the early years of developing the boutique wine and spirits stores.  The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the franchise operations. The Company has incurred losses of $2,656,108 from inception to September 30, 2008.  The ability of the Company to continue as a going concern is dependent upon the existence of a viable wine and spirits market, the Company obtaining the necessary financing to complete the development of franchises and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.

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

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(formerly Legacy Mining Ltd.)

(A development stage company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (unaudited)

NOTE 2 – BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2007 filed on April 14, 2008.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

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

Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. Certain reclassifications have been made to the 2007 financial statement amounts to conform to the 2008 financial statement presentation.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R") and SFAS No. 160,"Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51" ("SFAS 160"). SFAS 141R and160 require most identifiable assets, liabilities, non controlling interests, and goodwill acquired in a business combination to be recorded at "full fair value" and require non controlling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with non controlling interest holders. The provisions of SFAS141R and 160 are effective for our fiscal year beginning January 1, 2009. SFAS 141R will be applied to business combinations occurring after the effective date and SFAS 160 will be applied prospectively to all non controlling interests, including any that arose before the effective date. We are currently assessing what impact the adoption of SFAS 141R and 160 will have on our financial position and results of operations.

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

There were no interest or general and administrative expenses accrued or recognized related to income taxes for the nine months ended September 30, 2008.  The Company has not taken a tax position that would have a material effect on the financial statements or the effective tax rate for the three months ended September 30, 2008 or during the prior three years applicable under FIN 48.  It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48.  The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 does not require any new fair value measurements.  However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(formerly Legacy Mining Ltd.)

(A development stage company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (unaudited)

NOTE 2 – BASIS OF PRESENTATION

January 1, 2008.  As of September 30, 2008, the Company does not have fair value measurements of assets or liabilities. Accordingly, the adoption of SFAS No. 157 did not have a significant effect on its financial position or results of operations.

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

Intangible Assets

Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of September 30, 2008, the Company believes there is no impairment of its intangible assets. The Company's intangible assets consist of the acquisition of the license to import and distribute wine & liquor products and various brands and labels. The Company determined that the intangibles have an estimated useful life of 15 years and will be reviewed annually for impairment. Amortization will be recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes. The Company will commence amortization once the economic benefits of the assets begin to be consumed and they plan to record amortization once production begins and the related revenues are recorded.

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

SEPTEMBER 30, 2008 (unaudited)

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

As of June 30, 2008, the Company had advanced $45,000 to 2174684 to secure wine and spirits inventory for its initial two stores. During the three months ended September 30, 2008, the Company decided to terminate its distribution agreement with 2174684 and it was refunded its $45,000 advance.

Thereafter, the Company secured a relationship with Bronco Wine Company of California and purchased its initial inventory of nine varietals of wine on September 26, 2008 for the purchase price of $37,800. Subsequent to September 30, 2008, 1050 cases of wine were shipped to China and are stored for the opening of the first wine store in December 2008.

The Company has also incurred $10,000 in costs for sourcing of product and brands with wine & spirits manufacturers in China. As at September 30, 2008, deposits on inventory total $47,800.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(formerly Legacy Mining Ltd.)

(A development stage company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (unaudited)

NOTE 5 – DEPOSITS ON LEASEHOLD IMPROVEMENTS

The Company will first open one (1) wine and spirits retail store to be located in Tianjin, China in December 2008 for the distribution of its imported products.  The approximate 1,900 sq/ft retail store is currently undergoing required leasehold improvements tocomplete the chosen store design and furnishings.

As at September 30, 2008, the Company has advanced $191,272 towards the leasehold improvements.

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

Other intangible assets include the following:

Description	September 30,	December 31,
	2008	2007
15 year general license to acquire & distribute wine & spirits in China	$ 960,000	$ -
Website development , branding and labelling costs incurred	65,100	-
	$ 1,025,100	$ -

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(formerly Legacy Mining Ltd.)

(A development stage company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (unaudited)

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

On June 12, 2008, the Company completed the closing of the first phase in connection with a Private Placement (the “Private Placement“) of its securities to certain accredited investors for aggregate gross proceeds of $460,000. The investors purchased an aggregate of 920,000 shares of the Company at a price of $0.50 per share and these shares were issued subject to restrictions under Rule 144. The Company is now proceeding with the second phase in connection with a Private Placement, which will raise an additional $540,000 through the issuance of 720,000 shares of the Registrant at a price of $0.75 per share for grand total proceeds of $1,000,000. As at September 30, 2008, the Company has received a $3,000 share subscription for the second phase.

On June 13, 2008, the Company issued 1,000,000 restricted common shares valued at $960,000 to acquire a 15 year general license to import, bottle, blend, manufacture & distribute wine and spirits throughout China.

On August 19, 2008, the Company issued 85,000 shares of Legacy Wine & Spirits International Ltd. common stock in satisfaction of $42,500 owed to three (3) related parties.  The issuance price of the common stock was $0.50 per share as agreed  between the debtors and Legacy Wine & Spirits International Ltd. The fair market value of those shares on the date of issue was $0.70 per share, resulting in interest on the settlement of debt in the amount of $17,000.

On September 16, 2008, the Company issued 5,000 restricted common shares valued at $2,550 to a new director for directors’ fees.

2007 Transactions

On August 31, 2007, the Company’s initial public offering of 1,000,000 common shares at a price of $0.05 per share was completed. The offering was fully subscribed for proceeds to the Company of $50,000.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(formerly Legacy Mining Ltd.)

(A development stage company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2008, the Company incurred expenses for consulting fees of $12,000 (2007 - $9,000) to a Company controlled by a significant shareholder.  The Company also issued 30,500 restricted commons shares to the same company in satisfaction of additional debt.

During the nine months ended September 30, 2008, the Company incurred expenses for consulting fees of $55,000 (2007 - $Nil) to a significant shareholder.  The Company  issued 50,000 restricted commons shares to the same significant shareholder in satisfaction of part of the debt.

During the nine months ended September 30, 2008, the Company incurred $22,781 (2007 - $Nil) for directors fees. A portion of these fees were paid with 30,000 restricted common shares of the Company valued at $18,800.

At September 30, 2008, the following amounts are due to related parties:

	September30, 2008	December 31, 2007

Shotgun Energy Corporation	$79,224	$35,533
Significant shareholders	1,679	70,640

	$80,903	$106,173

During the nine month period ended September 30, 2008, the Company issued 379,083 shares to related parties to satisfy debt totalling $189,541, excluding interest of $149,337.

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. All amounts owed to the above related parties are unsecured, non-interest bearing and have no specific terms of repayment

NOTE 9 - INCOME TAXES

Potential benefits of United States Federal income tax losses are not recognized in the accounts until realization is more likely than not. As of September 30, 2008, the Company has combined net operating losses carried forward totalling approximately $2,656,000 for tax purposes which expire between the years 2019 through 2028. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382 for 2002 and prior year’s losses.  Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(formerly Legacy Mining Ltd.)

(A development stage company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2008 (unaudited)

NOTE 10 – SUPPLEMENTARY CASH FLOW INFORMATION AND   NON-CASH INVESTING AND FINANCING ACTIVITIES

	Nine months ended September 30,		For the period from February 19, 1999 (inception) to
	2008	2007	September 30 ,2008
Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Shares issued for other intangible assets	$ 960,000		$ 960,000

Shares issued for debt settlement	$ 189,541	$ -	$ 611,289

NOTE 11 – COMMITMENTS AND CONTINGENCIES

As of August 1, 2002, Legacy Wine & Spirits International Ltd. has leased 1250 sq. ft of office space from Holm Investments Ltd. at $1,000 per month for a period of 3 years and has been renewed for an additional 3 years at $1,100 per month. The current tenancy agreement expired August 1, 2008 and was renewed for 3 additional years at $1,100 per month. Effective September 1, 2008, the Company has also leased an additional 900 sq. ft office from Calgary Place Apartments for an $1,100.00 per month.on a month to month basis.

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

Our Wine & Spirits Operation

On May 28, 2008 Legacy Wine and Spirits International Ltd. reported that it had signed an agreement with Legacy Wine and Spirits Merchants Ltd (“Legacy Merchants”) a Hong Kong based Company, for the rights to a fifteen (15) year general license to import, bottle, blend, manufacture and distribute wine and spirits in China. Legacy Merchants received 1,000,000 shares of the Company’s Rule 144 stock valued at $960,000 for the rights to the aforementioned license through its agreement with Beijing Nine Dragons Winery Development Co. Ltd (“Nine Dragons”) a China based company. Through Legacy Merchants and its agreement with Crown Star Holdings Ltd, an alcoholic beverage sourcing company with offices in Canada and Hong Kong, the Company has access to a wide selection of fine wine and spirits. The Company’s initial plans were to open at least two (2) wine and spirits retail stores to be located in Beijing, China by September, 2008 for the distribution of its imported products. Through a number of delays after the completion of the Beijing 2008 Olympics, the plan has changed. Legacy will now renovate one (1) 1,900 sq.ft. store in Tianjin, China scheduled for completion in November, 2008.

This store will be named “Legacy Wine and Spirits” and will initially stock imported red and white wines as well as a selection of spirits from choice regions throughout the world. This initial store will be a flagship model for a franchising plan designed to further broaden the Company’s distribution facilities and gain further market awareness and penetration of the Legacy brand.  Once the Legacy retail stores have been established, the Company will exercise its First Right of Refusal to start-up its manufacturing facility in Beijing through Legacy Merchants agreement with Nine Dragons.

 On June 24, 2008 Legacy Wine and Spirits International Ltd. reported that it had signed a Distribution Agreement with a Canadian based supplier of Italian wines.  This Agreement provided for the supply of select bottled wines at the mid-range price-point from six (6) different wine regions in Italy.  The Company was at this time in talks with distributors and wineries in both Spain and California with regards to a Distribution Agreement for wine supply from those parts. During the three months ended September 30, 2008, the Company decided to terminate its distribution agreement with 2174684 and it was refunded its $45,000 advance.

Thereafter, the Company secured a relationship with Bronco Wine Company of California and purchased its initial inventory of nine varietals of wine on September 26, 2008 for the purchase price of $37,800. Subsequent to September 30, 2008, 1050 cases of wine were shipped to China and are stored for the opening of the first wine store in December 2008.

The Company has also incurred $10,000 in costs for sourcing of product and brands with wine & spirits manufacturers in China. As at September 30, 2008, deposits on inventory total $47,800.

Bronco Wine Company is the single largest private grape grower in the world with ownership of 17,000 hectares of wine grapes and five Californian wineries. Legacy is importing 750 ml bottled wines in several varietals of Bronco Winery’s Hacienda Cellars Brand from Sonoma County, California.

The Hacienda brand from Bronco Winery will include Merlot, Cabernet Sauvignon, Chardonnay, Sauvignon Blanc, Riesling, Gewurztraminer, Viognier, White Zinfandel and Brut Sparkling Wine. All wine varietals are aimed at the mid-price point and will be distributed and retailed in China via wholesale retailers and Legacy’s own outlet showroom which caters to the retail buyer as well, located in TEDA, Tianjin, a second tier city of over 10 million people just outside of Beijing

The Company has amended its business plan in three phases:

Phase One:

Legacy will open one (1) corporately owned wine and spirits retail stores in Tianjin, China by December, 2008.  This retail store will be stocked with select, moderately priced imported wines and spirits and will serve as the design and sales model for all franchise boutiques opened thereafter.  This phase sees Legacy establishing its brand name and retail stores through Point of Purchase marketing and taste appreciation gatherings.  Legacy will also secure purchase orders from wholesale distributors for its ‘Bottled Exclusively for Legacy’ wine and spirits line.  This phase moves the Company towards the establishment of the Legacy brand.

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

Liquidity and Capital Resources.

At September 30, 2008, we had total assets of $1,315,310, including current assets in cash of $31,565,  due from Golden Spirit Enterprises Ltd.- related party of $656 and prepaid expenses of $17,350.  We have equipment, net of depreciation of $31,961, in the amount of $1,567. As of December 31, 2007, we had total current assets of $7,930. The increase in assets is due to a private placement financing in the amount of $460,000 and subsequent expenditures towards the Company’s new wine & spirits operation.

At September 30, 2008, we had current liabilities of $99,309, which was represented by accounts payable and accrued liabilities of $18,406 and $80,903 due to related parties. As of December 31, 2007 we had total current liabilities of $132,640. The decrease in liabilities was a result of payments made to decrease due to related parties and accounts payable.  At  September 30, 2008, we had a working capital deficiency of $49,378. (December 31, 2007 - $124,710).

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

Results of Operations

We have not yet realized any revenue from operations to date. Loss from operations for the three month period ended September 30, 2008 was $144,514 (2007 - $19,929).  This increase in loss was due to an increase in consulting fees, plus interest on  the issuance of shares for debt.

From inception to September 30, 2008 our Company has incurred cumulative net losses of $2,656,108, resulting primarily from the write-down of certain internet related activities we were previously involved in. These included a write-down of a proprietary internet technology license in the amount of $912,653, a write-down of URL’s acquired in the amount of $247,500, and a write-down of website development costs in the amount of $158,772; management and consulting fees of $417,209; travel and accommodation of $85,733; office and general expenses of $311,077, professional fees of $227,626; depreciation expense of $31,961, exploration costs of $17,214, a property option loss of $15,500 and interest on settlement of debt of $149,337.

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

Legacy Wine & Spirits International Ltd. does expect significant start up costs to complete the leasehold improvements to one (1) corporate owned  liquor store location for its new business venture. I t will also be incurring costs to acquire necessary inventory of wine & liquor for the stores. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. It currently is attempting to raise capital through sophisticated private investors.

Off-Balance Sheet Arrangements

Our company has not entered into any off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2008, we had cash in the amount of $31,565. We have not generated any revenues since inception and have incurred a net loss of $2,656,108 from our inception on February 19, 1999 to September 30 , 2008. Our current operating funds are insufficient to cover the first year of our planned new business venture as well as providing funds for anticipated operating overheads, professional fees and regulatory filing fees. Legacy Wine & Spirits International Ltd. does expect significant start up costs to complete the leasehold improvements and supply wine & liquor inventory to one (1) corporate owned  liquor store locations for its new business venture. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. It currently is attempting to raise capital through sophisticated private investors. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated business plan.

Item 4T Controls and Procedures.

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 12, 2008, the Company completed the closing of the first phase in connection with a Private Placement (the “Private Placement“) of its securities to certain accredited investors for aggregate gross proceeds of $460,000. The investors purchased an aggregate of 920,000 shares of the Company at a price of $0.50 per share and these shares were issued subject to restrictions under Rule 144. The Company is now proceeding with the second phase in connection with a Private Placement, which will raise an additional $540,000 through the issuance of 720,000 shares of the Registrant at a price of $0.75 per share for grand total proceeds of $1,000,000. As at September 30, 2008, the Company has received a $3,000 share subscription for the second phase.

On June 13, 2008, the Company issued 1,000,000 restricted common shares valued at $960,000 to acquire a 15 year general license to import, bottle, blend, manufacture and distribute wine and spirits throughout China.

On August 19, 2008, the Company issued 85,000 shares of Legacy Wine & Spirits International Ltd. common stock in satisfaction of $42,500 owed to three (3) related parties.  The issuance price of the common stock was $0.50 per share as agreed  between the debtors and Legacy Wine & Spirits International Ltd. The fair market value of those shares on the date of issue was $0.70 per share, resulting in interest on the settlement of debt in the amount of $17,000.

On September 16, 2008, the Company issued 5,000 restricted common shares valued at $2,550 to a new director for directors’ fees.

2007 Transactions

On August 31, 2007, the Company’s initial public offering of 1,000,000 common shares at a price of $0.05 per share was completed. The offering was fully subscribed for proceeds to the Company of $50,000.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to Vote of Security Holders

None

ITEM 5.  Other Information

On October 1, 2008, David Zhang, a Chinese entrepreneur based in Beijing, China resigned from the Board of Directors of the Company due to time conflicts.  Jaclyn Cruz was appointed director, Chief Financial Officer, Secretary and Treasurer.

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

LEGACY WINE & SPIRITS INTERNAIIONAL LTD.

Date: November 14,2008	By: /s/ M. Scheive
Marc Scheive
Chief Executive Officer

Date: November 14,2008	By: /s/ J. Cruz
Jaclyn Cruz
chief Financial Officer