Form 10-K
period 2008-12-31
LEGACY WINE & SPIRITS INTERNATIONAL LTD.
filed 2009-04-15
CIK 1089565

United States Securities and Exchange Commission

Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 0-14278

LEGACY WINE & SPIRITS INTERNATIONAL LTD.
(FORMERLY LEGACY MINING LTD.)

NEVADA	91-1963840
(STATE OF INCORPORATION)	(I.R.S. ID)

719 30TH AVENUE, POINTE CALUMET, QUEBEC, CANADA J0N 1G1

(514) 688-3289

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK    OTC:BB

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.0001

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

        Accelerated filer ☐

Non-accelerated filer ☐    (Do not check if a smaller reporting company)          Smaller reporting company ☒

(Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of December 31, 2008, there were 20,596,085 shares of the issuer's $0.0001 par value common stock issued and outstanding.

Legacy Wine & Spirits International Ltd.
FORM 10-K

For The Fiscal Year Ended December 31, 2008

INDEX

PART I

3

ITEM 1.    BUSINESS

3

ITEM 1A.  RISK FACTORS

7

ITEM 1B.  UNRESOLVED STAFF COMMENTS

7

ITEM 2.    PROPERTIES

8

ITEM 3.    LEGAL PROCEEDINGS

8

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

8

PART II

9

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF

                     EQUITY SECURITIES

9

ITEM 6.    SELECTED FINANCIAL DATA

10

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

10

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

11

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

12

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON ACCOUNTING AND FINANCIAL DISCLOSURE

27

ITEM 9A.  CONTROLS AND PROCEDURES EVALUATION OF  DISCLOSURE CONTROLS AND PROCEDURES

28

ITEM 9B.  OTHER INFORMATION

28

PART III

28

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

29

ITEM 11.    EXECUTIVE COMPENSATION

29

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER

                        MATTERS

29

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND  DIRECTOR INDEPENDENCE

30

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

30

PART IV

31

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

31

SIGNATURES

32

Note About Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS

GENERAL

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

On April 4, 2008, the Company held a Special Meeting whereby the Board of Directors, by unanimous consent, adopted, effective May 2, 2008, the following amendments to its Articles of Incorporation:

Name Change. A majority of the shareholders entitled to vote on such matters approved a change of name from Legacy Wine & Spirits International Ltd. to “Legacy Wine & Spirits International Ltd”. On April 8, 2008, a Certificate of Amendment to its Articles of Incorporation was filed with the State of Nevada changing the name to Legacy Wine & Spirits International Ltd.

Change of Symbol and CUSIP Number.  The Company also took the necessary steps to change its symbol and CUSIP Number. Therefore, the CUSIP Number has changed from 5246EP 10 3 to 52470N 10 1. Following the review of the NASD and FINRA, the Company was given a new effective date for trading. Effective at the opening of business on May 27, 2008, the symbol changed from LEYM to “LWSP”.

Our Wine & Spirits Operation

On May 28, 2008 Legacy Wine & Spirits International Ltd. reported that it had signed an agreement with Legacy Wine and Spirits Merchants Ltd (“Legacy Merchants”) a Hong Kong based Company, for the rights to a fifteen (15) year general license to import, bottle, blend, manufacture and distribute wine and spirits in China. Legacy Merchants received 1,000,000 shares of the Company’s Rule 144 stock valued at $960,000 for the rights to the aforementioned license through its agreement with Beijing Nine Dragons Winery Development Co. Ltd (“Nine Dragons”) a China based company. Through Legacy Merchants and its agreement with Crown Star Holdings Ltd, an alcoholic beverage sourcing company with offices in Canada and Hong Kong, the Company has access to a wide selection of fine wine and spirits. The Company’s initial plans were to open at least two (2) wine and spirits retail stores to be located in Beijing, China by September, 2008 for the distribution of its imported products. Through a number of delays after the completion of the Beijing 2008 Olympics, the plan has changed. Legacy renovated one (1) 1,900 sq.ft. store in Tianjin, China completed in November, 2008. This store will be named “Legacy Wine and Spirits” and will initially stock imported red and white wines as well as a selection of spirits from choice regions throughout the world. This initial store will be a flagship model for a franchising plan designed to further broaden the Company’s distribution facilities and gain further market awareness and penetration of the Legacy brand.  Once the Legacy retail stores have been established, the Company will exercise its First Right of Refusal to start-up its manufacturing facility in Beijing through Legacy Merchants agreement with Nine Dragons.

 On June 24, 2008 Legacy Wine & Spirits International Ltd. reported that it had signed a Distribution Agreement with a Canadian based supplier of Italian wines.  This Agreement provided for the supply of select bottled wines at the mid-range price-point from six (6) different wine regions in Italy.  The Company was at this time in talks with distributors and wineries in both Spain and California with regards to a Distribution Agreement for wine supply from those parts. During the year ended December 31, 2008, the Company decided to terminate its distribution agreement with 2174684 and it was refunded its $45,000 advance.

Thereafter, the Company secured a relationship with Bronco Wine Company of California and purchased its initial inventory of nine varietals of wine on September 26, 2008 for the purchase price of $37,800. Subsequent to September 30, 2008, 1050 cases of wine were shipped to China and displayed for the opening of the first wine store in December 2008.

The Company has also incurred $10,000 in costs for sourcing of product and brands with wine & spirits manufacturers in China. As at December 31, 2008, the inventory totaled $56,082.

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

Phase One:

Legacy will open one (1) corporately owned wine and spirits retail stores in Tianjin, China (opened December, 2008).  This retail store will be stocked with select, moderately priced imported wines and spirits and will serve as the design and sales model for all franchise boutiques opened thereafter.  This phase sees Legacy establishing its brand name and retail stores through Point of Purchase marketing and taste appreciation gatherings.  Legacy will also secure purchase orders from wholesale distributors for its ‘Bottled Exclusively for Legacy’ wine and spirits line.  This phase moves the Company towards the establishment of the Legacy brand.

Phase Two:

Through its agreement with Beijing Nine Dragons Winery Development Co. Ltd., Legacy will start importing select wine and spirits to be bottled in-house and distributed by the Company to Legacy’s retail outlets.  This phase will allow Legacy to increase its profit margin via lower shipping costs and taxes as well as wholesale price reductions.  Legacy now begins the strategic franchising of its retail stores. This phase will begin in the third quarter of 2009.

Phase Three:

Legacy will begin the importing of select wine juice for the purpose of blending and manufacturing its own brand label wines and spirits.  This phase sees Legacy advance its market penetration, solidify its brand recognition and thus realize a further increase in its profit margin. . This phase will begin in the fourth quarter of 2009.

Our Mineral Properties

1.Ester Creek and Second Chance Mineral Properties

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

The Company will be responsible to keep the Claims in good standing henceforth and to protect the rights of the carried interest holders.  The Company will be required to perform annual assessment work to keep the Claims in good standing. The Company has an independent engineering report prepared on the property, which contains recommendations for a work commitment of $25,495 for geological sampling and assaying to be conducted in the spring of 2008. Due to the new business direction of the Company, it will not proceed with any further work and these claims and management has abandoned the claims.

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

.

ITEM 1A.    RISK FACTORS

Not applicable to smaller reporting companies

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of the dates specified in the following table, Wine & Spirits International Ltd. Held the following property in the following amounts:

Property

December 31, 2008

December 31, 2007

--------------------------------------------------------------------------------------------------------------------

Cash and equivalents

US $ 13,432

US $ 6,014

Legacy Wine & Spirits International Ltd. defines cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. Legacy Wine & Spirits International Ltd. does not presently own any interests in real estate. Legacy Wine & Spirits International Ltd. does presently own computer equipment valued at $1,416 (2007 – $2,,022)

Facilities.

As of August 1, 2002, Legacy Wine & Spirits International Ltd. has leased 1250 sq. ft of office space from Holm Investments Ltd. at $1,000 per month for a period of 3 years and has been renewed for an additional 3 years at $1,100 per month. The current tenancy agreement expired August 1, 2008 and was renewed for 3 additional years at $1,100 per month. Effective September 1, 2008, the Company has also leased an additional 900 sq. ft office from 1063244 Alberta Ltd. for $1,100.00 per month on a month to month basis. As of October 15, 2008, the Company has leased it wine store in Tianjin for a period of 10 years (renewable for an additional 5 yrs.), at $1,225 per month.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As at December 31, 2008 there were approximately 2,000 holders of the outstanding shares of the Legacy Wine & Spirits International Ltd.'s $0.001 par value common stock.  Legacy Wine & Spirits International Ltd. participates in the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc., under the most recent trading symbol "LEYM". Legacy Wine & Spirits International Ltd. began trading October 30, 2007. According to quotes provided by stockhouse.com, the Legacy Wine & Spirits International Ltd.'s common stock has closed at:

Quarter

High

Low

2007 Fourth Quarter

$0.75

$0.15

2008 First Quarter

$1.00

$0.64

2008 Second Quarter

$1.05

$0.83

2008 Third Quarter

$0.80

$0.51

2008 Fourth Quarter

$0.93

$0.60

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

Common Stock. Legacy Wine & Spirits International Ltd. is authorized to issue 100,000,000 shares of common stock, $.0001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.0001 par value common stock of Legacy Wine & Spirits International Ltd.. constitute equity interests in Legacy Wine & Spirits International Ltd. entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments.  As of December 31, 2008, 20,596,085 shares of the Legacy Wine & Spirits International Ltd.'s common stock were issued and outstanding.

The holders of Legacy Wine & Spirits International  Ltd.'s common stock are entitled to one vote for each share of record on all matters to be voted on by shareholders. There is no cumulative voting with respect to the election of directors of Legacy Wine & Spirits International Ltd. or any other matter, with the result that the holders of more than 50% of the shares voted for the election of those directors can elect all of the Directors.

The holders of Legacy Wine & Spirits International Ltd.'s common stock have no conversion, preemptive or other subscription rights, and there are no redemption provisions applicable to Legacy Wine & Spirits International Ltd.'s common stock.  All of the outstanding shares of Legacy Wine & Spirits International Ltd.'s common stock are duly authorized, validly issued, fully paid and non-assessable.

Dividends. The holders of the Legacy Wine & Spirits International Ltd.'s common stock are entitled to receive dividends when, as and if declared by Legacy Wine & Spirits International Ltd.'s Board of Directors from funds legally available therefore; provided, however, that cash dividends are at the sole discretion of Legacy Wine & Spirits International Ltd.'s Board of Directors. In the event of liquidation, dissolution or winding up of Legacy Wine & Spirits International Ltd., the shareholders of common stock are entitled to share ratably in all assets remaining available for distribution to them after payment of liabilities of Legacy Wine & Spirits International Ltd. and after provision has been made for each class of stock, if any, having preference in relation to Legacy Wine & Spirits International Ltd.'s common stock.

Legacy Wine & Spirits International Ltd. has never declared or paid any dividends on its common stock.  Legacy Wine & Spirits International Ltd. does not intend to declare or pay any dividends in the foreseeable future.

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

On October 7, 2008, the Company issued 6,000 restricted common shares for cash in the amount of $3,000 for a previous share subscription with  respect to the second phase of a private placement as described above.

On October 22, 2008, the Company received proceeds of $97,500 for the issue of 162,500 shares under the Company’s 2008 Employee Stock Option Incentive Plan.

2007 Transactions

On August 31, 2007, the Company’s initial public offering of 1,000,000 common shares at a price of $0.05 per share was completed. The offering was fully subscribed for proceeds to the Company of $50,000 and the shares were issued to the placees on September 4, 2007.

2008 Stock Options

During the year ended ended December 31, 2008, the Company granted a total of 162,500, 5 year common stock options at an exercise price of $0.60 per share.  The Company recognized stock-based compensation of $4,875 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

(a)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2007	-
Granted during 2008	162,500	0.60	5 years
Exercised during 2008	(162,500)
Balance, December 31, 2008	-

(b)

As of December 31, 2008, there were 617,500 stock options available for grant under the Company’s 2008 Stock Incentive and Option Plan.

8

2007 Stock Options

None.

ITEM 6.    SELECTED FINANCIAL DATA

Fiscal Year Ended December 30	2008	2007

Revenue	$ 2,055	$ Nil
Operating Loss	(505,183)	(100,657)
Net Loss	(668,369)	(100,657)
Basic net loss per share	0.03	01
Cash dividends declared per share	-	-
Cash, cash equivalents, and short-term investments	13,432	6,014
Total assets	1,315,614	9,952
Long-term obligations	-	-
Stockholders’ equity (deficit)	495,655	1,922,877

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Liquidity and Capital Resources.

For the year ended December 31, 2008, we had total assets of $1,315,614, compared to total assets in 2007 of $9,952. This includes a cash balance of $13,432, compared to $6,014 in 2007.  We also have inventory of $56,082 and prepaid expenses of $11,493..  We have $128,726 invested in leasehold improvements, $85,000 on deposit for future leasehold improvements, intangible assets of $1,019,405 and $1,416 in furniture and fixtures..

At December 31, 2008, we had current liabilities of $203,888, which was represented by accounts payable and accrued liabilities of $35,923 and $167,965 due to related parties. At December 31, 2007 we had current liabilities of $132,640. The increase in liabilities was due to an increase in funds due to related parties. At December 31, 2008, we had a working capital deficiency of $112,880 (2007 - $(124,710).

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

Results of Operations

We have no revenues from operations to date. During the year ended December 31, 2008 the loss from operations is $668,639 (2007 - $100,657).  This increase in loss was due to an increase in office expenses, legal & consulting expenses and travel costs.

From inception to December 31, 2008 our Company has incurred cumulative net losses of $2,882,758, resulting primarily from the write-down of certain internet related activities we were previously involved in. These included a write-down of a proprietary internet technology license in the amount of $912,653, a write-down of URL’s acquired in the amount of $247,500, and a write-down of website development costs in the amount of $158,772; management and consulting fees of $429,862; travel and accommodation of $94,567; office and general expenses of $331,855 professional fees of $257,027; depreciation expense of $38,527 and exploration costs of $17,214.

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

Legacy Wine & Spirits International Ltd. does anticipate some expenditures within the next 12 months for its expanding wine operations in China.

Legacy Wine & Spirits International Ltd. does not anticipate any further significant exploration costs within the next 12 months, nor does Legacy Wine & Spirits International Ltd. anticipate that it will lease or purchase any significant equipment within the next 12 months.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Legacy Wine & Spirits International Ltd.

Quebec, Canada

We have audited the accompanying balance sheets of Legacy Wine & Spirits International Ltd. (formerly Legacy Mining Ltd.) (a development stage company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the cumulative period from February 19, 1999 (inception) to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legacy wine & Spirits International Ltd. as of December 31, 2008 and 2007, and the results of its activities and cash flows for the years then ended and for the cumulative period from February 19, 1999 (inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s current liabilities exceed current assets, has incurred significant losses since inception, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC

April 15, 2009

Las Vegas, Nevada

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(formerly Legacy Mining Ltd.)

  (A development stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2007

ASSETS

CURRENT ASSETS
Cash	$ 13,432	$ 6,014
Taxes Recoverable	-	1,260
Inventory, at cost	66,082	-
Due from Golden Spirit Enterprises Ltd.	-	656
Prepaid Expenses	11,494	-

TOTAL CURRENT ASSETS	91,008	7,930

DEPOSIT ON LEASEHOLD IMPROVEMENTS	85,000	-
LEASEHOLD IMPROVEMENTS, net of depreciation of $719 (2007 - $Nil)	118,786	-
FURNITURE AND FIXTURES, net of depreciation of $32,112 (2007 - $31,505)	1,415	2,022
OTHER INTANGIBLE ASSETS, net of amortization of $5,695 (2007 - $Nil)	1,019,405	-

TOTAL ASSETS	$ 1,315,614	$ 9,952

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 35,923	$ 26,467
Due to Golden Spirit Enterprises Ltd.	31,331	-

Due to Organa Gardens International Inc.	116,631	-
Due to related parties	20,003	106,173

TOTAL CURRENT LIABILITIES	203,888	132,640

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value, 100,000,000 shares authorized
Issued and outstanding: 20,596,085 (2007 – 18,098,502) common shares	2,060	1,809
Additional paid-in capital	3,972,424	2,089,622
Common Stock to be issued	20,000	-
Deficit accumulated during the development stage	(2,882,758)	(2,214,119)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	1,111,726	(122,688)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 1,315,614	$ 9,952

The accompanying notes are an integral part of these financial statements.

12

.

  LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(formerly Legacy Mining Ltd.)

(A devlopment stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2008	Year ended December 31, 2007	Cumulative results of operations from February, 19 ,1999 (inception) to December 31,2008
REVENUES
Wine sales	$ 2,055	$ -	$ 2,055

COST OF GOOD SOLD	674	-	674

GROSS PROFIT	1,381	-	1,381

GENERAL AND ADMINISTRATIVE EXPENSES
Wine promotions	2,735	-	2,735
Store supplies	1,537	-	1,537
Advertising	248	-	248
Property Tax	1,962	-	1,962
Investor Relations	10,000	-	10,000
Consulting	298,148	16,000	429,862
Depreciation and Amortization	7,021	867	38,527
Exploration costs	-	-	17,214
Management fees	-	-	131,200
Office and general	59,531	25,580	331,855
Professional fees	70,609	50,519	257,027
Travel and accommodation	28,494	6,691	94,567
Wages and salaries	24,898	1,000	83,643
Website development costs	-	-	158,772
Write-down of technology license	-	-	912,653
Write-down of URL’s	-	-	247,500
TOTAL EXPENSES	505,183	100,657	2,719,302

OTHER INCOME (EXPENSES)
Property Option Loss	(15,500)	-	(15,500)
Interest on settlement of due to related parties	(149,337)	-	(149,337)
TOTAL OTHER INCOME (EXPENSES)	(164,837)	-	(164,837)

Loss before Income Taxes	(668,639)	(100,657)	(2,882,758)

Income Tax Provision	-	-	-

NET LOSS	$ (668,639)	$ (100,657)	$ (2,882,758)

BASIC AND DILUTED INCOME LOSS PER SHARE	$ (0.03)	$ (0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	19,420,297	17,421,790

The accompanying notes are an integral part of these financial statements.

13

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(formerly Legacy Mining Ltd.)

(A development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

PERIOD FROM FEBRUARY 19, 1999 (INCEPTION) TO DECEMBER 31, 2008

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

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(formerly Legacy Mining Ltd.)

(A development stage company)

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

PERIOD FROM FEBRUARY 19, 1999 (INCEPTION) TO DECEMBER 31, 2008

	Number of shares	Amount	Additional paid-in capital	Deferred Compen-sation	Deficit accumulated during the exploration stage	Total
Balance forward, January 1, 2005	12,493,322	1,249	1,402,393	$ -	(1,990,096)	(586,454)

December 17,2005 – Shares issued for property @$0.02	750,000	75	7,425	-	-	7,500

Donated capital	-	-	437,530	-	-	437,530

Net loss	-	-	-	-	(45,681)	(45,681)

Balance, December 31, 2005	13,243,322	1,324	1,847,348	-	(2,035,777)	(187,105)

September 5, 2006 – Shares issued for debt @ $0.02	3,855,180	385	192,374			192,759

Net loss	-	-	-	-	(77,685)	(77,685)

Balance, December 31, 2006	17,098,502	1,709	2,039,722	-	(2,113,462)	(72,031)

September 4, 2007 – Shares issued for initial public offering @ $0.05	1,000,000	100	49,900	-	-	50,000

Net loss	-	-	-	-	(100,657)	(100,657)

Balance, December 31, 2007	18,098,502	$ 1,809	$ 2,089,622	-	$ (2,214,119)	(122,688)$

February 27, 2008 – Shares issued for services @ $0.65	25,000	3	16,247	-	-	16,250

May 27, 2008 – Shares issued for debt @ $0.50	294,083	29	147,012	-	-	147,041
- Interest portion of debt settlement			132,337	-	-	132,337
June 12, 2008 – Shares issued for cash @ $0.50	920,000	92	459,908	-	-	460,000

June 13, 2008 – Shares issued for license @ $0.96	1,000,000	100	959,900	-	-	960,000

August 19, 2008 – Shares issued for debt @ $0.50	85,000	9	42,491	-	-	42,500
- Interest portion of debt settled	-	-	17,000			17,000
September 16, 2008 – Shares issued for services @ $0.51	5,000	1	2,549	-	-	2,550

October 7, 2008 – Shares issued for cash @ $0.50	6,000	1	2,999	-	-	3,000

October 22, 2008 – Shares issued for options @ $0.60	162,500	16	97,484	-	-	97,500

Stock based compensation	-	-	4,875	-	-	4,875

Shares to be issued for services @ $0.60	-	-	-	(20,000)	-	(20,000)

Net loss	-	-	-		(668,639)	(668,639)

Balance, December 31, 2008	20,596,085	$ 2,060	$3,972,424	$ 20,000	$(2,882,758)	1,111,726

The accompanying notes are an integral part of these financial statements

15

LEGACY WINE & SPIRITS INTERNATIONAL Ltd.

(formerly Legacy Mining Ltd.)

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2008	Year ended December 31, 2007	Cumulative results of operations from February 19, 1999 (inception) to December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (668,639)	$ (100,657)	$ (2,882,758)
Adjustments to reconcile net loss to net cash (used in) operating activities:
-depreciation and amortization	7,021	867	38,527
- fees and services paid with shares and options	43,675	-	93,675
- interest on settlement of due to related parties	149,337	-	149,337
- non-cash exploration costs	-	-	9,500
- write down of technology license	-	-	912,654
- write off of website development costs	-	-	158,772
- write down of URLs	-	-	247,500
- net changes in other working capital items	(778)	(3,933)	474,065
- inventory	(66,082)		(66,082)
NET CASH FLOWS (USED IN) OPERATING ACTIVITIES	(535,466)	(103,723)	(864,810)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	-	-	(24,317)
Deposit on Leasehold improvements	(85,000)		(85,000)
Leasehold improvements	(119,505)		(119,505)
Website development costs	(65,100)	-	(223,872)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(269,605)	-	(452,694)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances (to) from related parties	251,989	52,251	510,436
Proceeds on sale of common stock	560,500	50,000	820,500

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	812,489	102,251	1,330,936

NET (DECREASE) INCREASE IN CASH	7,418	(1,472)	13,432

CASH, BEGINNING OF YEAR	6,014	7,486	-

CASH, END OF YEAR	$ 13,432	$ 6,014	$ 13,432

The accompanying notes are an integral part of these financial statements.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(formerly Legacy Mining  Ltd.)

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 and 2007

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

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company is an development stage company and its general business  is the operation of a wine store in Tianjin, China..    The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the wine operations The Company has incurred losses of $2,882,758 from inception to December 31, 2008 and has a working capital deficiency of $112,880. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.

The Company's future capital requirements will depend on many factors, including cash flow from operations, costs to complete property development, if warranted, and competition and global market conditions.  The Company's anticipated recurring operating losses and growing working capital needs will require that it obtain additional capital to operate its business.

Given the Company's limited operating history, lack of revenues, and its operating losses, there can be no assurance that it will be able to achieve or maintain profitability.  Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of the Company and its subsidiary, a 100% interest in Tianjin Wine Trading Co. Ltd. – All significant intercompany transactions and balances have been eliminated in consolidation.

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

Equipment

Equipment is carried at acquisition cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets on a straightline basis – generally from 3-5 years.

Leasehold Improvements

Leasehold Improvements is carried at acquisition cost less accumulated depreciation. Depreciation is provided over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets on straight line basis per annum.

 Intangible Assets

Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of September 30, 2008, the Company believes there is no impairment of its intangible assets. The Company's intangible assets consist of the acquisition of the license to import and distribute wine & liquor products and various brands and labels. The Company determined that the intangibles have an estimated useful life of 15 years and will be reviewed annually for impairment. Amortization will be recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes. The Company will commenced amortization when the economic benefits of the assets begin to be consumed in December, 2008.

Other intangibles are carried at acquisition cost less accumulated amortization. Amortization is provided over the estimated useful lives of the assets on straight line basis per annum.

Concentration of Credit Risk

Cash in bank accounts is at risk to the extent that it exceeds U.S. Federal Deposit Insurance Corporation and Canadian Deposit Insurance Corporation insured amounts. To minimize risk, the Company places its cash with high credit quality institutions. All cash is deposited in one prominent Canadian financial institution.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Foreign Currency Translation

The financial position and results of operations of the Tianjin Wine Trading Co. Ltd. operations are measured using the parent’s currency as the functional currency. Non monetary assets and liabilities of these operations are translated at the exchange rate in effect at the transaction date. Monetary assets and liabilities of these operations are translated at the exchange rate in effect at the balance sheet date. Income statement accounts, with the exception of amortized assets or liabilities, are translated at the average exchange rate during the year.  Translation adjustments arising from the use of differing exchange rates from period to period are included in exchange gain or loss in the income statement. Gains and losses that result from foreign currency transactions are included in the calculation of net income (loss).

Inventory

Inventory is recorded at the lower of cost or net realizable value

Revenue Recognition

Sales are recognized upon purchase by customers at our retail store. All sales at our retail store are final, allowing for no sales returns.

Income Taxes

The Company follows the liability method of accounting for income taxes as set forth in SFAS No. 109 “Accounting for Income Taxes”.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.  A valuation allowance is provided for deferred tax assets if it is more likely than not that the Company will not realize the future benefit, or if the future deductibility is uncertain. On January 1, 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“SFAS No. 109”). This interpretation introduces a new approach that changes how enterprises recognize and measure tax benefits associated with tax positions and how enterprises disclose uncertainties related to income tax positions in their financial statements.

Stock-Based Compensation

On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), Share-Based Payment, (“SFAS 123R”).  Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  In accordance with APB 25, no compensation cost was required to be recognized for options granted to employees that had an exercise price equal to the market value of the underlying common stock on the date of grant.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t.)

The Company adopted SFAS 123R using the modified-prospective-transition method.  Under this method, compensation cost recognized for the year ended December 31, 2008 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of SFAS 123R.  The results for the prior periods have not been restated.

The Company’s results of operations for the year ended December 31, 2008 were no different than if the Company had not adopted SFAS 123R because all stock options granted during the year ended December 31, 2008 were granted to consultants with the related fair value accounting consistent under SFAS 123 and SFAS 123R, and (iii) the Company did not modify any previously existing stock options.  As a result, no pro forma disclosure of the impact of adopting SFAS 123R has been provided for the year ended December 31, 2008.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Comparative figures

Certain comparative figures have been reclassified in order to conform to the current year's financial statement presentation

Recent Accounting Pronouncements

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t.)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

The Company will be responsible to keep the Claims in good standing henceforth and to protect the rights of the carried interest holders.  The Company will be required to perform annual assessment work to keep the Claims in good standing. The Company has an independent engineering report prepared on the property, which contains recommendations for a work commitment of $25,495 for geological sampling and assaying to be conducted in the spring of 2008. Due to the new business direction of the Company, it will not proceed with any further work and these claims and management has abandoned the claims.

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

NOTE 4 – DEPOSITS ON LEASEHOLD IMPROVEMENTS

The Company will opened its first wine and spirits retail store  located in Tianjin, China in December, 2008 for the distribution of its imported products. As at December 31, 2008, the Company has advanced $85,000 towards the leasehold improvements of a second store planned for the latter half of 2009.

NOTE 5 – INTANGIBLE ASSETS

On May 5, 2008, the Company signed an agreement with Legacy Wine and Spirits Merchants Ltd (“Legacy Merchants”) a Hong Kong based Company, for the rights to a fifteen (15) year general license to import, bottle, blend, manufacture and distribute wine and spirits in China. The agreement did not take effect until the Company completed its name change, which was completed on May 27, 2008. Legacy Merchants was issued 1,000,000 restricted shares of the Company’s Rule 144 stock valued at $960,000 for the rights to the aforementioned license through its agreement with Beijing Nine Dragons Winery Co. Ltd (“Nine Dragons”) a China based company. Through Legacy Merchants and its agreement with Crown StarHoldings Ltd, an alcoholic beverage sourcing company with offices in Canada and Hong Kong, the Company has access to a wide selection of fine wine and spirits.

The Company  opened one wine and spirits retail stores to be located in Tianjin, China in December, 2008 These approximate 1,900 sq. ft. store is named “Legacy Wine and Spirits” and will initially stock imported red and white wines as well as a selection of spirits from Bronco winery in California, USA.. This initial store will be a flagship model for a franchising plan designed to further broaden the Company’s distribution facilities and gain further market awareness and penetration of the Legacy brand.  Once the Legacy retail stores have been established, the Company will exercise its First Right of Refusal to start-up its manufacturing facility in Beijing through Legacy Merchants agreement with Nine Dragons.

Intangible assets include the following:

Description	December 3,	December 31,
	2008	2007
15 year general license to acquire & distribute wine & spirits in China	$ 960,000	$ -
Website development , branding and labeling costs incurred	65,100	-
Less: accumulated amortization	(5,695)
	$ 1,019,405	$ -

NOTE 6 – COMMON STOCK TO BE ISSUED

On November 1, 2008, the Company entered into an agreement with Charlton Investments Limited. (“Charlton”), a private company controlled by a significant shareholder, with a two-year term, whereby Charlton will provide investment-banking services to the Company (valued at $120,000) in exchange for 200,000 restricted shares of the Company’s common stock (issued subsequent to December 31, 2008).

On November 1, 2008, the Company entered into an agreement with Compte de Sierge Accomodative Corp. Ld.., (“Compte”) a private company owned by a significant shareholder of the Company, for a two year term, whereby Compte will provide investor relations services to the Company (valued at $120,000) in exchange for 200,000 restricted shares of the Company’s common stock (issued subsequent to December 31, 2008). Compte will provide such services as researching, editing and generating a company profile, relaying the Company’s business perspectives and distribution of corporate updates, including press releases.

As of December 31, 2008, the Company had not issued the common stock related to these agreements. Additionally, the Company recorded $20,000 in common stock to be issued for services performed under the contracts.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company’s capitalization is 100,000,000 common shares with a par value of $0.0001 per share.

2008 Transactions

On February 27, 2008 the Company issued 25,000 restricted common shares with a fair value of $16,250 to a newly appointed director for his current services.

On May 27, 2008, the Company issued 294,083 shares of Legacy Wine & Spirits International Ltd. common stock in satisfaction of $147,041 owed to nine (9) related parties.  The issuance price of thecommon stock was $0.50 per share as agreed  between the debtors and Legacy Wine & Spirits International Ltd. The fair market value of those shares on the date of issue was $0.95 per share, resulting in interest on the settlement of debt in the amount of $132,337.

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

On October 7, 2008, the Company issued 6,000 restricted common shares for cash in the amount of $3,000 for a previous share subscription with respect to the second phase of a private placement as described above.

On October 22, 2008, the Company received proceeds of $97,500 for the issue of 162,500 shares under the Company’s 2008 Employee Stock Option Incentive Plan.

2007 Transactions

On August 31, 2007, the Company’s initial public offering of 1,000,000 common shares at a price of $0.05 per share was completed. The offering was fully subscribed for proceeds to the Company of $50,000 and the shares were issued to the placees on September 4, 2007.

2008 Stock Options

During the year ended ended December 31, 2008, the Company granted a total of 162,500, 5 year common stock options at an exercise price of $0.60 per share.  The Company recognized stock-based compensation of $4,875 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

NOTE 7 – STOCKHOLDERS’ EQUITY (con’t.)

(c)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2007	-
Granted during 2008	162,500	0.60	5 years
Exercised during 2008	(162,500)
Balance, December 31, 2008	-

(d)

As of December 31, 2008, there were 617,500 stock options available for grant under the Company’s 2008 Stock Incentive and Option Plan.

2007 Stock Options

None.

NOTE 8 – RELATED PARTY TRANSACTIONS

During year ended December 31, 2008, the Company incurred expenses for consulting fees of $20,000 (2007 - $12,000) to a Company controlled by a significant shareholder.

During year ended December 31, 2008, the Company incurred expenses for services of $20,000 (2007 - $Nil) to two company\ies controlled by a significant shareholders pursuant to service contracts. (See Note 6).

During year ended December 31, 2008, the Company incurred expenses for rent of $12,000 (2007 - $12,000) to a Company controlled by a significant shareholder.

At December 31, 2008 and 2007, the following amounts are due to related parties:

	December 31, 2008	December 31, 2007

Organa Gardens International Ltd.	$116,131	$35,533
Golden Spirit Enterprises Ltd.	31,331	-
Significant shareholders	20,003	70,640
	$167,465	$106,173

All related party transactions are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. All amounts owed to the above related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 9 - INCOME TAXES

Potential benefits of United States Federal income tax losses are not recognized in the accounts until realization is more likely than not. As of December 31, 2008, the Company has combined net operating losses carried forward totaling approximately $2,882,000 for tax purposes which expire through 2028. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382 for 2002 and prior year’s losses.  Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

A reconciliation of income tax computed at the federal and state statutory tax rates is as follows:

	Year ended December 31, 2008	Year ended December 31, 2007

Federal income tax provision at statutory rate	(35.00)%	(35.00)%
State income tax provision at statutory rate, net of federal income tax effect	(0.00)	(0.00)

Total income tax provision rate	(35.00)%	(35.00)%

The actual income tax provisions differ from the expected amounts calculated by applying the federal income tax statutory rate to the Company’s loss before income taxes. The components of these differences are as follows:

	Year ended December 31, 2008	Year ended December 31, 2007

Loss before income taxes	$ (668,639)	$ (100,657)
Corporate tax rate	35.00%	35.00%

Expected tax expense (recovery)	(234,024)	(35,230)
Non-deductable stock based compensation	4,875	-
Unrecognized loss carry forward and other	229,149	35,230

Income tax provision	$ -	$ -

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	2008	2007

Non-capital loss carry forwards	$-	$-
Valuation allowance	-	-
Net deferred tax asset	$-	$-

NOTE 10- SUPPLEMENTARY CASH FLOW INFORMATION AND NON-CASH INVESTING AND   FINANCING ACTIVITIES

	Year ended December 31,		For the period from February 19, 1999 (inception) to
	2008	2007	December 31 ,2008
Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Shares issued for other intangible assets	$ 960,000		$ 960,000

Shares issued for debt settlement	$ 189,541	$ -	$ 611,289

During the year ending December 31, 2008 the Company issued:

The Company issued 30,000 restricted common shares valued at $ 19,250 to two Directors.

The Company issued 379,083 restricted common shares valued at $ 338,840 to settle debt.

The Company issued 1,000,000 restricted common shares valued at $ 960,000 to acquire a liquor distribution license.

The Company also received proceeds on the exercise of 162,500 stock options totaling $97,500.

The Company issued 926,000 common shares at a price of $0.50 for proceeds of $463,000 pursuant to a private placement.

During the year ending December 31, 2007 the Company issued:

1,000,000 common shares were issued at a price of $0.05 for proceeds of $50,000 pursuant to an initial public offering.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

As of August 1, 2002, Legacy Wine & Spirits International Ltd. has leased 1250 sq. ft of office space from Holm Investments Ltd. at $1,000 per month for a period of 3 years and has been renewed for an additional 3 years at $1,100 per month. The current tenancy agreement expired August 1, 2008 and was renewed for 3 additional years at $1,100 per month. Effective September 1, 2008, the Company has also leased an additional 900 sq. ft office from 1063244 Alberta Ltd. for a $1,100.00 per month on a month to month basis. As of October 15, 2008, the Company has leased it wine store in Tianjin for a period of 10years (renewable for an additional 5 years), at $1,225 per month. See table below for Tianjin lease schedule.

Tianjin Store	2009	2010	2011	2012	2013	TOTAL
Lease rental	$14,700	$14,700	$14,700	$14,700	$14,700	$73,500

NOTE 12 – SUBSEQUENT EVENTS

The Company issued 400,000 restricted common shares valued at $240,000 pursuant to two service contracts. (See note 6).

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with Legacy Wine & Spirits International Ltd.'s auditors since formation of the company that require disclosure pursuant to Item 304 of Regulation S-B.

ITEM 9A.    CONTROLS AND PROCEDURES EVALUATION OF
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

Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. Further, this evaluation did not identify any significant changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Changes In Internal Controls

No changes in the Company's internal controls over financial reporting occurred during the period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

27

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

1. Officers and Directors of the Company.

    DATE OF APPOINTMENT

     NAME

             AGE    POSITION

    TO BOARD OF DIRECTORS

--------------------------------------------------------------------------------------------------------------------------------------

Christopher Scheive        46

President & Director & CEO

November 18, 2008

Jaclyn Cruz

 28

Secretary, Treasurer

August 18, 2008

& Director & CFO

The chart above specifies Legacy Wine & Spirits International Ltd. current officers and directors.

All directors of the Company hold office until the next annual meeting or until their successors have been elected and qualified.  All officers serve at the discretion of the Board of Directors.

On January 24, 2008, the Registrant accepted the resignation of Carlton Parfitt as Secretary, Treasurer, Director and Chief Financial Officer of the Company. On November 18, 2008, the Registrant accepted the resignation of Robert Klein as Secretary, Treasurer, Director and Chief Financial Officer of the Company. On November 18, 2008, the Registrant accepted the resignation of Marc Scheive as Secretary, Treasurer, Director and Chief Financial Officer of the Company. None of these resignations was not motivated by a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Christopher Scheive is a business entrepreneur based in Quebec.

Jaclyn Cruz is a notary public based in Quebec.

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

ITEM 11.    EXECUTIVE COMPENSATION

Name of Individual or          Capacities in which

                Aggregate Remuneration

    Identity of Group           Remuneration was received

For 2008

For 2007

------------------------------   -----------------------------------------

--------------------------------------

Christopher Scheive

Director, President

            $  1,000

            $ -

Jaclyn Cruz

Director , Sec.,Treas.                            $  3,550

            $ -

Compensation of Directors. Currently, Mr.Scheive and Ms. Cruz, Directors of Legacy Wine & Spirits International Ltd. and are paid on an occasional basis.

Stock Based Compensation

Stock Based Compensation. During the year ended December 31, 2008, $4,875 (2007-$Nil) in stock based compensation was recorded in our financial statements.  Stock based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Scholes option pricing model We do expect further stock based compensation in 2009.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2008, with respect to the ownership of the Legacy Wine & Spirits International Ltd.'s common stock by each person known by Legacy Wine & Spirits International Ltd. to be the beneficial owner of more than five percent (5%) of Legacy Wine & Spirits International Ltd.'s common stock, by each director and officer and by all officers and directors as a group.

Name of Beneficial Holder	Address of Beneficial Holder	Amount of Shares Beneficially Owned	% of Outstanding Common Stock

Cede & Co.	The Depository Trust Co PO Box 222 Bowling Green St’n. New York, NY 10272	11,122,854 (1)	54.00%

Christopher Scheive President/Director/CEO	400 Blvd. Thomas Unit 400 Lachute, Quebec, J8H 1V7	-	0.00

Jaclyn Cruz Sec,Treas/.Director/CFO	P.O. Box 63 Farmingville, New York 11738	5,000	0.0002%

All directors and Officers as a group		5,000	0.0002%

(1) The beneficial owners of these shares are not known to Legacy Wine & Spirits International Ltd.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE

During year ended December 31, 2008, the Company incurred expenses for consulting fees of $20,000 (2007 - $12,000) to a Company controlled by a significant shareholder.

During year ended December 31, 2008, the Company incurred expenses for services of $20,000 (2007 - $Nil) to two company\ies controlled by a significant shareholders pursuant to service contracts.

During year ended December 31, 2008, the Company incurred expenses for rent of $12,000 (2007 - $12,000) to a Company controlled by a significant shareholder.

At December 31, 2008 and 2007, the following amounts are due to related parties:

	December 31, 2008	December 31, 2007

Organa Gardens International Ltd.	$116,131	$35,533
Golden Spirit Enterprises Ltd.	31,331	-
Significant shareholders	20,003	70,640
	$167,465	$106,173

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. All amounts owed to the above related parties are unsecured, non-interest bearing and have no specific terms of repayment.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

1. Audit Fees: Aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-QSB:

2008: $30,000

2007: $34,500

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously. These services include the review of certain registration statements.

2008: $800

2007: $1,400

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2008: $0

2007: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2008: $0

2007: $0

5. Audit Committee Pre-Approval Procedures. The Board of Directors has not, to date, appointed an Audit Committee.

30

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit 31.1 - Section 906 Certification of Periodic Report of the Chief

       Executive Officer.

Exhibit 31.2 - Section 906 Certification of Periodic Report of the Chief

       Financial Officer.

Exhibit 32.1 - Section 302 Certification of Periodic Report of the Chief

       Executive Officer.

Exhibit 32.1 - Section 302 Certification of Periodic Report of the Chief

       Financial Officer.

b) Form 8-K

8-K filed November 19, 2008 items 1.01 and 3.02: with respect to the change of directors

8-K filed August 22, 2008 items 1.01 and 3.02: with respect to the change of directors

8-K filed June 10, 2008 with respect to new acquisitions and non-shell status

8-K filed January 29, 2008 items 1.01 and 3.02: with respect to new agreements

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned,

thereunto duly authorized, on April 15, 2009

Legacy Wine & Spirits International Ltd.

a Delaware corporation

By:

/s/ Christopher Scheive

------------------------

Christopher Scheive

Its:

Director and President

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/: Christopher Scheive

------------------------------------

Date: April 15, 2009

Christopher Scheive

President and a Director

By: /s/ Jaclyn Cruz

-------------------------------------

Date: April 15, 2009

Jaclyn Cruz, Director, Secretary & Treasurer

By: /s/ Jaclyn Cruz

32