Form 10-Q
period 2009-03-31
LEGACY WINE & SPIRITS INTERNATIONAL LTD.
filed 2009-05-20
CIK 1089565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On March 31, 2009 there were 20,996,085 shares outstanding of the issuer’s common stock.

INDEX

PAGE

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements............................................................................................

F-1

Balance Sheet as of March 31, 2009 (Unaudited) and December 31, 2008......................

F-1

Statements of Operations (Unaudited) For the Three Months

Ended March 31, 2009 and 2008, and the Period from February 18, 1999

(Inception) through March 31, 2009. ..........................................................................

F-2

Statements of Cash Flows (Unaudited) For the Three Month

Ended March 31, 2009 and 2008, and the Period from February 18, 1999

(Inception) through March 31, 200.........................................................................

F-3

Notes To Condensed Financial Statements (Unaudited).....................................................

F-4

Item 2.   Management's Discussion and Analysis or Plan of Operation................................

3-7

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

8

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds..............................

8

Item 3.   Defaults Upon Senior Securities.........................................................................

9

Item 4.   Submission of Matters to a Vote of Security Holders............................................

9

Item 5.   Other Information ...........................................................................................

9

Item 6.   Exhibits ..........................................................................................................

9

SIGNATURES..............................................................................................................

9

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(formerly Legacy Mining Ltd.)

  (A development stage Company)

BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008

CURRENT ASSETS
Cash	$ 8,219	$ 13,432
Taxes Recoverable	2,224	-
Inventory, at cost	60,869	66,082
Prepaid Expenses	7,298	11,493

TOTAL CURRENT ASSETS	78,610	91,007

DEPOSIT ON LEASEHOLD IMPROVEMENTS	85,000	85,000
LEASEHOLD IMPROVEMENTS, net of depreciation of $3,418 (2008 - $719)	116,088	118,786
FURNITURE AND FIXTURES, net of depreciation of $32,218 (2008 - $32,112)	1,310	1,416
OTHER INTANGIBLE ASSETS, net of amortization of $22,780 (2008 - $5,695)	1,002,320	1,019,405

TOTAL ASSETS	$ 1,283,328	$ 1,315,614

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 27,058	$ 35,923
Due to Golden Spirit Enterprises Ltd.	66,831	31,331
Due to Organa Gardens International Inc.	138,504	116,631
Due to related parties	6,959	20,003

TOTAL CURRENT LIABILITIES	239,352	203,888

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value, 100,000,000 shares authorized
Issued and outstanding: 20,996,085 (2008 – 20,596,085) common shares	2,100	2,060
Additional paid-in capital	4,212,384	3,972,424
Deferred compensation	(190,000)
Common stock to be issued	-	20,000
Deficit accumulated during the development stage	(2,980,508)	(2,882,758)

TOTAL STOCKHOLDERS’ EQUITY	1,043,976	1,111,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,283,328	$ 1,315,614

The accompanying notes are an integral part of these financial statements.

    LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(formerly Legacy Mining Ltd.)

(A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008	Cumulative results of operations from February, 19 ,1999 (inception) to March 31,2009
REVENUES
Wine sales	$ 13,533	$ -	$ 15,588

COST OF GOOD SOLD	4,912	-	5,586

GROSS PROFIT	8,621	-	10,002

GENERAL AND ADMINISTRATIVE EXPENSES
Wine promotions	369	-	3,104
Store supplies	-	-	1,537
Advertising	362	-	610
Spillage and breakage	67	-	67
Wine commissions	679	-	679
Customs & Property Tax	211	-	2,173
Investor Relations	15,000	-	25,000
Consulting	28,517	5,370	458,379
Depreciation and Amortization	19,169	152	57,696
Exploration costs	-	-	17,214
Management fees	-	-	131,200
Office and general	18,938	11,791	350,793
Professional fees	10,222	14,284	267,249
Travel and accommodation	3,285	5,832	97,852
Wages and salaries	9,552	18,250	93,195
Website development costs	-	-	158,772
Write-down of technology license	-	-	912,653
Write-down of URL’s	-	-	247,500
TOTAL EXPENSES	106,371	55,679	2,825,673
OTHER INCOME (EXPENSES)
Property Option Loss	-	15,500	(15,500)
Interest on settlement of due to related parties	-	-	(149,337)
TOTAL OTHER INCOME (EXPENSES)	-	71,179	(164,837)

Loss before Income Taxes	(97,750)	(71,179)	(2,980,508)

Income Tax Provision	-	-	-

NET LOSS	$ (97,750)	$ (71,179)	$ (2,980,508)
BASIC AND DILUTED INCOME LOSS PER SHARE	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	20,898,307	18,107,568

The accompanying notes are an integral part of these financial statements.

LEGACY WINE & SPIRITS INTERNATIONAL Ltd.

(formerly Legacy Mining Ltd.)

(A development stage company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008	Cumulative results of operations from February 19, 1999 (inception) to March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (97,750)	$ (71,179)	$ (2,980,508)
Adjustments to reconcile net loss to net cash (used in) operating activities:
-depreciation and amortization	19,169	152	57,696
- fees and services paid with shares	30,000	16,250	118,800
- interest on settlement of due to related parties	-	-	149,337
- non-cash exploration costs	-	-	9,500
- write down of technology license	-	-	912,654
- write off of website development costs	-	-	158,772
- write down of URLs	-	-	247,500
- net changes in working capital items	(961)	3,479	588,741

NET CASH FLOWS (USED IN) OPERATING ACTIVITIES	(49,542)	(51,298)	(659,508)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	-	-	(24,317)
Deposit on Leasehold improvements	-	-	(85,000)
Leasehold improvements	-	-	(128,726)
Inventory purchase	-	-	(56,082)
Website development costs	-	-	(223,872)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(517,997)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances (to) from related parties	44,329	50,602	365,524

Proceeds on sale of common stock	-	-	820,500

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	44,329	50,602	1,185,724

NET (DECREASE) INCREASE IN CASH	(5,213)	(696)	8,219

CASH, BEGINNING OF PERIOD	13,432	6,014	-

CASH, END OF PERIOD	$ 8,219	$ 5,318	$ 8,219

The accompanying notes are an integral part of these financial statements.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(formerly Legacy Mining Ltd.)

(A development stage company)

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

MARCH 31, 2009

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

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company is an development stage company and its general business is the operation of a wine store in Tianjin, China..    The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the wine operations The Company has incurred losses of $2,980,508 from inception to March  31, 2009 and has a working capital deficiency of $160,742. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of the Company and its subsidiary, a 100% interest in Tianjin Legacy Wine Trading Co. Ltd. – All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of presentation

The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates and Assumptions

Preparation of the Company’s financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Equipment

Equipment is carried at acquisition cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets on a straight line basis – generally from 3-5 years.

Leasehold Improvements

Leasehold Improvements is carried at acquisition cost less accumulated depreciation. Depreciation is provided over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets on straight line basis per annum.

 Intangible Assets

Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of September 30, 2008, the Company believes there is no impairment of its intangible assets. The Company's intangible assets consist of the acquisition of the license to import and distribute wine & liquor products and various brands and labels. The Company determined that the intangibles have an estimated useful life of 15 years and will be reviewed annually for impairment. Amortization will be recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes. The Company will commenced amortization when the economic benefits of the assets begin to be consumed in December, 2008.Other intangibles are carried at acquisition cost less accumulated amortization. Amortization is provided over the estimated useful lives of the assets on straight line basis per annum.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t.)

Recent Accounting Pronouncements

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

Other

On January 14, 2008 the Company signed a letter of intent with Mercury Enterprise Co. Ltd. ("Mercury") regarding Mercury's 80% property interest.  In the letter of intent, the Company agreed to enter into a participation agreement with Mercury on or before March 14, 2008, subject to its due diligence. As of March 17, 2008 the Company has not entered into a participation agreement with Mercury, and therefore the letter of intent has terminated and the Company no longer has any right to acquire an interest in the Property. The Company will not be proceeding with any acquisition of an interest in the Property and has written off associated costs of $15,500 in 2008.

NOTE 4 – DEPOSITS ON LEASEHOLD IMPROVEMENTS

The Company will opened its first wine and spirits retail store  located in Tianjin, China in December, 2008 for the distribution of its imported products. As at March 31, 2009, the Company has advanced $85,000 towards the leasehold improvements of a second store planned for the fourth quarter of 2009.

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

The Company  opened one wine and spirits retail stores to be located in Tianjin, China in December, 2008 These approximate 1,900 sq. ft. store is named “Legacy Wine and Spirits” and will initially stock imported red and white wines as well as a selection of spirits from Bronco winery in California, USA. This initial store will be a flagship model for a franchising plan designed to further broaden the Company’s distribution facilities and gain further market awareness and penetration of the Legacy brand.  Once the Legacy retail stores have been established, the Company will exercise its First Right of Refusal to start-up its manufacturing facility in Beijing through Legacy Merchants agreement with Nine Dragons.

NOTE 5 – INTANGIBLE ASSETS (con’t.)

Intangible assets include the following:

Description	March 31,	December 31,
	2009	2008
15 year general license to acquire & distribute wine & spirits in China	$ 960,000	$ 960,000
Website development , branding and labeling costs incurred	65,100	65,100
Less: accumulated amortization	(22,780)	(5,695)
	$ 1,002,320	$ 1,019,405

 NOTE 6 – DEFERRED COMPENSATION

On November 1, 2008,  the Company entered into an agreement with Charlton Investments Limited. (“Charlton”), a private company controlled by a significant shareholder, with a two-year term, whereby Charlton will provide investment-banking services to the Company (valued at $120,000) in exchange for 200,000 restricted shares of the Company’s common stock  (shares issued January 22, 2009).

On November 1, 2008, the Company entered into an agreement with Compte de Sierge Accomodative Corp. Ld.., (“Compte”) a private company owned by a significant shareholder of the Company, for a two year term, whereby Compte  will provide investor relations services to the Company (valued at $120,000) in exchange for 200,000 restricted shares of the Company’s common stock. Compte will provide such services as researching, editing and generating a company profile, relaying the Company’s business perspectives and distribution of corporate updates, including press releases.(shares issued January 22, 2009).

The Company amortizes the costs of these services over the respective terms of the contracts.  During the three months ended March 31, 2009, the Company recorded amortization of deferred compensation totaling $30,000 (2008 - $20,000 accrued) and as at March 31, 2009 the unamortized portion of the deferred compensation totaled $190,000.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company’s capitalization is 100,000,000 common shares with a par value of $0.0001 per share.

2009 Transactions

On January 22, 2009 the Company issued 400,000 restricted common shares with a fair value of $240,000 pursuant to deferred compensation agreements . (See note 6)

2008 Transactions

On February 27, 2008 the Company issued 25,000 restricted common shares with a fair value of $16,250 to a newly appointed director for his current services.

2009 Stock Options

No stock options were granted during the three month period ended March 31, 2009

NOTE 7 – STOCKHOLDERS’ EQUITY (con’t.)

(a)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2007	-
Granted during 2008	162,500	0.60	5 years
Exercised during 2008	(162,500)
Balance, December 31, 2008	-
Balance, March 31, 2009	-

(b)

As of March 31, 2009, there were 617,500 stock options available for grant under the Company’s 2008 Stock Incentive and Option Plan.

2008 Stock Options

No stock options were granted during the three month period ended March 31, 2008

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2009, the Company incurred expenses for consulting fees of $Nil (2008 - $3,000) to a Company controlled by a significant shareholder.

During the three months ended March 31, 2009, the Company incurred $3,913 (2008 - $16,250) for directors fees.

During the three month ended March 31, 2009, the Company incurred expenses for services of $30,000 (2008 - $Nil) to two companies controlled by a significant shareholders pursuant to service contracts. (See Note 6).

At March 31, 2009 and December 31, 2008, the following amounts are due to related parties:

	March 31, 2009	December 31, 2008

Organa Gardens International Inc.	$138,504	$116,631
Golden Spirit Enterprises Ltd.	66,831	31,331
Significant shareholders	6,959	20,003
	$212,294	$106,173

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. All amounts owed to the above related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 8 - INCOME TAXES

Potential benefits of United States Federal income tax losses are not recognized in the accounts until realization is more likely than not. As of March 31, 2009, the Company has combined net operating losses carried forward totalling approximately $2,980,000 for tax purposes which expire through 2029. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382 for 2002 and prior year’s losses.  Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

NOTE 9- SUPPLEMENTARY CASH FLOW INFORMATION AND NON-CASH INVESTING AND   FINANCING  ACTIVITIES

	Three months ended March31,		For the period from February 19, 1999 (inception) to
	2009	2008	March 31 ,2009
Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Shares issued for other intangible assets	$ -	-	$ 960,000

Shares issued for debt settlement	$ -	$ -	$ 611,289

Shares issued for deferred compensation	$ 240,000	$ -	$ 240,000
(including accrued compensation of $20,000)

During the three months ending March 31, 2009 the Company issued:

The Company issued 400,000 restricted common shares valued at $ 240,000 to pursuant to deferred compensation agreements. (See Note 6).

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

The Company has also incurred $10,000 in costs for sourcing of product and brands with wine & spirits manufacturers in China. As at March 31, 2009, the inventory totaled $60,869.

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

For the three month period ended March 31, 2009, the Company had gross revenues of $13,533 (2008- $Nil) and gross profit of $8,621 (2008 - $Nil)

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

Liquidity and Capital Resources.

At March 31, 2009, we had total assets of $1,283,328, including current assets in cash of $8,219, taxes recoverable of $2,224, inventory, at cost, $60,869  and prepaid expenses of $7,298.  We have a deposit on leasehold improvements of $85,000, actual leasehold improvements, net of depreciation of $2,698 in the amount of $116,088,equipment, net of depreciation of $32,218, in the amount of $1,310 and other intangible assets of , net of amortization of $22,780 in the amount of $1,002,320 . As of December 31, 2008, we had total current assets of $91,007. The decrease in assets is due to depreciation and amortization of our assets and sale of inventory.

At March 31, 2009, we had current liabilities of $239,352, which was represented by accounts payable and accrued liabilities of $27,058, a related party payable to Golden Spirit Enterprises Ltd. in the amount of $66,831, a related party payable to Organa Gardens International Inc. in the amount of $138,504 and $6,959 due to other related parties. As of December 31, 2008 we had total current liabilities of $203,888 The increase in liabilities was a result of an increase in amounts owing to related parties.  At March 31,  2009, we had a working capital deficiency of $160,742. (December 31, 2008 - $112,881).

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

Results of Operations

We have begun to realize some revenues from our retail wine store in China operations. Revenues for the three month period ended March 31, 2009 were $13,533 (2008 - $Nil) Loss from operations for the three month period ended March 31, 2009 was $97,750 (2008 - $71,179).  This increase in loss was due to an increase in investor relations fees and consulting fees.

From inception to March 31, 2009 our Company has incurred cumulative net losses of $2,980,508, resulting primarily from the write-down of certain internet related activities we were previously involved in. These included a write-down of a proprietary internet technology license in the amount of $912,653, a write-down of URL’s acquired in the amount of $247,500, and a write-down of website development costs in the amount of $158,772, management and consulting fees of $458,379; travel and accommodation of $97,852; office and general expenses of $350,793, professional fees of $267,249; depreciation and amortization expense of $57,696, exploration costs of $17,214, a property option loss of $15,500 and interest on settlement of debt of $149,337.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2009, we had cash in the amount of $8,219. We have  generated small revenues in the amount of $15,588 since inception and have incurred a net loss of $2,980,508 from our inception on February 19, 1999 to March 31, 2009. Our current operating funds are insufficient to expand the first year operation of our new business venture as well as providing funds for anticipated operating overheads, professional fees and regulatory filing fees. Legacy Wine & Spirits International Ltd. does expect significant start up costs to complete the leasehold improvements and supply wine & liquor inventory to one (1) corporate owned  liquor store locations for its new business venture. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. It currently is attempting to raise capital through sophisticated private investors. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated business plan.

Item 4T Controls and Procedures.

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2009 Transactions

On January 22, 2009 the Company issued 400,000 restricted common shares with a fair value of $240,000 pursuant to deferred compensation agreements

2008 Transactions

On February 27, 2008 the Company issued 25,000 restricted common shares with a fair value of $16,250 to a newly appointed director for his current services.

2009 Stock Options

No stock options were granted during the three month period ended March 31, 2009

(a)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2007	-
Granted during 2008	162,500	0.60	5 years
Exercised during 2008	(162,500)
Balance, December 31, 2008	-
Balance, March 31, 2009	-

(b)

As of March 31, 2009, there were 617,500 stock options available for grant under the Company’s 2008 Stock Incentive and Option Plan.

2008 Stock Options

No stock options were granted during the three month period ended March 31, 2008

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to Vote of Security Holders

None

ITEM 5.  Other Information

None

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

LEGACY WINE & SPIRITS INTERNAIIONAL LTD.

Date: May 20,2009	By: /s/ C. Scheive
Christopher Scheive
President and a Director

Date: May 20,2009	By: /s/ J. Cruz
Jaclyn Cruz
Director, Secretary & Treasurer