Form 10-Q
period 2009-06-30
LEGACY WINE & SPIRITS INTERNATIONAL LTD.
filed 2009-08-19
CIK 1089565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

[X] Yes  [ ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   [  ]Yes[  ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [ X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

On June 30 , 2009 there were 21,439,085 shares outstanding of the issuer’s common stock.

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

Balance Sheet as of June 30, 2009 (Unaudited)

and  December 31, 2008

F-1

Statements of Operations (Unaudited) For the Three and Six Months
Ended June 30, 2009 and 2008, and the Period from
February 18, 1999 (Inception) through June 30, 2009

F-2

Statements of Cash Flows (Unaudited) For the Six Months
Ended June 30, 2009 and 2008, and the Period from
February 18, 1999 (Inception) through June 30, 2009

F-3

Notes to Condensed Consolidated Financial Statements (Unaudited)

F-4

Item 2.

Management's Discussion and Analysis of Financial Condition and

               Results of Operations

3

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

7

Item 4T.

Controls and Procedures

7

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings

8

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

8

Item 3.

Defaults Upon Senior Securities

10

Item 4.

Submission of Matters to a Vote of Security Holders

10

Item 5.

Other Information

10

Item 6.

Exhibits

10

Signatures

11

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008

CURRENT ASSETS
Cash	$ 5,841	$ 13,432
Taxes Recoverable	2,224	-
Inventory, at cost	56,402	66,082
Prepaid Expenses	12,513	11,493

TOTAL CURRENT ASSETS	76,980	91,007

DEPOSIT ON LEASEHOLD IMPROVEMENTS	85,000	85,000
LEASEHOLD IMPROVEMENTS, net of depreciation of $4,677 (2008 - $719)	114,828	118,786
FURNITURE AND FIXTURES, net of depreciation of $32,325 (2008 - $32,112)	1,203	1,415
OTHER INTANGIBLE ASSETS, net of amortization of $39,865 (2008 - $5,695)	985,235	1,019,405

TOTAL ASSETS	$ 1,263,246	$ 1,315,614

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 20,082	$ 35,923
Due to Golden Spirit Enterprises Ltd.	68,831	31,331
Due to Organa Gardens International Inc.	167,172	116,631
Due to related parties	6,978	20,003

TOTAL CURRENT LIABILITIES	263,063	203,888

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value, 100,000,000 shares authorized
Issued and outstanding: 21,439,085 (2008 – 20,596,085) common shares	2,104	2,060
Additional paid-in capital	4,243,710	3,972,424
Deferred compensation	(160,000)	-
Common stock to be issued	-	20,000
Deficit accumulated during the development stage	(3,085,631)	(2,882,758)

TOTAL STOCKHOLDERS’ EQUITY	1,000,183	1,111,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,263,246	$ 1,315,614

The accompanying notes are an integral part of these consolidated financial statements

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

 (A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2009		Six months ended June 30, 2008		Cumulative from February, 19, 1999 (inception) to June 30 , 2009
	2009	2008	2009	2008	2009

REVENUES
Wine sales	$ 8,666	$ -	$ 22,199	$ -	$ 24,254

COST OF GOOD SOLD	4,350	-	9,262	-	9,936

GROSS PROFIT	4,316	-	12,937	-	14,318

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting	36,948	82,203	65,465	87,573	495,327
Depreciation and Amortization	19,171	152	38,340	304	76,866
Exploration costs	-	-	-	-	17,214
Investor Relations	17,500	-	32,500	-	42,500
Management fees	-	-	-	-	131,200
Office and general	23,765	4,250	42,914	16,041	376,731
Professional fees	6,013	6,854	16,235	21,138	273,262
Store supplies selling expenses	129	-	1,606	-	6,126
Travel and accommodation	1,677	-	4,962	5,832	99,529
Wages and salaries	4,236	500	13,788	18,750	97,431
Website development costs	-	-	-	-	158,772
Write-down of technology license	-	-	-	-	912,653
Write-down of URL’s	-	-	-	-	247,500

TOTAL EXPENSES	109,439	93,959	215,810	149,638	2,935,112

OTHER INCOME (EXPENSES)
Property Option Loss	-	-	-	(15,500)	(15,500)
Interest on settlement of due to related parties	-	(132,337)	-	(132,337)	(149,337)

TOTAL OTHER INCOME (EXPENSES)	-	(132,337)	-	(147,837)	(164,837)

Loss before Income Taxes	(105,123)	(226,296)	(202,873)	(297,475)	(3,085,631)
Income Tax Provision	-	-	-	-	-

NET LOSS	$ (105,123)	$ (226,296)	$ (202,873)	$ (297,475)	$ (3,085,631)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	21,013,481	18,584,928	20,956,212	18,340,386

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY WINE & SPIRITS INTERNATIONAL Ltd.

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2009	Six months ended June 30, 2008	Cumulative from February, 19, 1999 (inception) to June 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (202,873)	$ (297,475)	$ (3,085,631)
Adjustments to reconcile net loss to net cash (used in) operating activities:
-depreciation and amortization	38,340	303	76,867
- fees and services paid with shares	77,830	16,250	171,505
- interest on settlement of due to related parties	-	132,337	149,337
- non-cash exploration costs	-	-	9,500
- write down of technology license	-	-	912,654
- write off of website development costs	-	-	158,772
- write down of URLs	-	-	247,500
- net changes in working capital items	(9,404)	(10,020)	398,579

NET CASH FLOWS (USED IN) OPERATING ACTIVITIES	(96,107)	(158,605)	(960,917)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	-	-	(24,317)
Deposit on Leasehold improvements	-	(191,272)	(85,000)
Leasehold improvements	-	-	(119,505)
Inventory purchase	-	(45,000)	-
Website development costs	-	(65,100)	(223,872)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	(301,372)	(452,694)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances (to) from related parties	75,016	131,578	585,452
Proceeds on sale of common stock	13,500	463,000	834,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	88,516	594,578	1,419,452

NET (DECREASE) INCREASE IN CASH	(7,591)	134,601	5,841

CASH, BEGINNING OF PERIOD	13,432	6,014	-

CASH, END OF PERIOD	$ 5,841	$ 140,615	$ 5,841

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.-

(A development stage company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

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

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company is a development stage company and its general business is the operation of a wine store in Tianjin, China.  The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the wine operations The Company has incurred losses of $3,085,631 from inception to June 30, 2009 and has a working capital deficiency of $186,083. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.

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

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation B Article 8 “Financial Statements of Smaller Reporting Companies” as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2008 indexed in Form 10-K.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of the Company and its subsidiary, a 100% interest in Tianjin Legacy Wine Trading Co. Ltd. – All significant intercompany transactions and balances have been eliminated in consolidation.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.-

(A development stage company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t.)

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

 Intangible Assets

Financial Accounting Standards Board (“FASB”) Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142") requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of June 30, 2009, the Company believes there is no impairment of its intangible assets. The Company's intangible assets consist of the acquisition of the license to import and distribute wine & liquor products and various brands and labels. The Company determined that the intangibles have an estimated useful life of 15 years and will be reviewed annually for impairment. Amortization will be recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes. The Company commenced amortization when the economic benefits of the assets begin to be consumed in December, 2008.  Other intangibles are carried at acquisition cost less accumulated amortization. Amortization is provided over the estimated useful lives of the assets on straight line basis per annum.

Concentration of Credit Risk

Cash in bank accounts is at risk to the extent that it exceeds U.S. Federal Deposit Insurance Corporation and Canadian Deposit Insurance Corporation insured amounts. To minimize risk, the Company places its cash with high credit quality institutions. All cash is deposited in one prominent Canadian financial institution.

Fair Value of Financial Instruments

The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments.  The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities, including cash, notes receivable, accounts payable, and amounts due to related parties approximate their carrying value due to the short-term maturity of the instruments.

Inventory

Inventory is recorded at the lower of cost or net realizable value

Revenue Recognition

Sales are recognized upon purchase by customers at our retail store. All sales at our retail store are final, allowing for no sales returns.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.-

(A development stage company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t.)

Foreign Currency Translation

The financial position and results of operations of the Tianjin Wine Trading Co. Ltd. operations are measured using the parent’s currency as the functional currency. Non monetary assets and liabilities of these operations are translated at the exchange rate in effect at the transaction date. Monetary assets and liabilities of these operations are translated at the exchange rate in effect at the balance sheet date. Income statement accounts, with the exception of amortized assets or liabilities, are translated at the average exchange rate during the period.  Translation adjustments arising from the use of differing exchange rates from period to period are included in exchange gain or loss in the income statement. Gains and losses that result from foreign currency transactions are included in the calculation of net income (loss).

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

LEGACY WINE & SPIRITS INTERNATIONAL LTD.-

(A development stage company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t.)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codificatio TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the period ending September 30, 2009. Management has determined that the adoption of SFAS 168 will not have an impact on its consolidated financial statements.

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

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141R, Business Combinations, and Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. Statement No. 141R modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. Statement No. 160 establishes new accounting and reporting standards for non-controlling interests in subsidiaries. The Company will be required, if applicable, to apply the provisions of the new standards in the first quarter of 2009. Early adoption is not permitted for these new standards. The adoption of this standard during the period did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard during the period did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years.  The adoption of this standard during the period did not have a material impact on the Company’s financial position, results of operations or cash flows.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.-

(A development stage company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t.)

Recent Accounting Pronouncements (con’t.)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  SFAS 165 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The adoption of this standard during the period did not have a material impact on the Company’s financial position, results of operations or cash flows. The Company has evaluated subsequent events up to and including August 19, 2009 and has determined there were no significant transactions.

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

The Company was responsible to keep the Claims in good standing henceforth and to protect the rights of the carried interest holders.  The Company was required to perform annual assessment work to keep the Claims in good standing. The Company had an independent engineering report prepared on the property, which contained recommendations for a work commitment of $25,495 for geological sampling and assaying to be conducted in the spring of 2008. Due to the new business direction of the Company, it did not proceed with any further work on these claims which have been abandoned by management.

Other

On January 14, 2008 the Company signed a letter of intent with Mercury Enterprise Co. Ltd. ("Mercury") regarding Mercury's 80% property interest.  In the letter of intent, the Company agreed to enter into a participation agreement with Mercury on or before March 14, 2008, subject to its due diligence. As of March 17, 2008 the Company has not entered into a participation agreement with Mercury, and therefore the letter of intent has terminated and the Company no longer has any right to acquire an interest in the Property. The Company will not be proceeding with any acquisition of an interest in the property and wrote off the associated costs of $15,500 in 2008.

NOTE 4 – DEPOSITS ON LEASEHOLD IMPROVEMENTS

The Company opened its first wine and spirits retail store located in Tianjin, China in December, 2008 for the distribution of its imported products. As at June 30, 2009, the Company has advanced $85,000 towards the leasehold improvements of a second store planned for the fourth quarter of 2009.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.-

(A development stage company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

NOTE 5 – INTANGIBLE ASSETS

On May 5, 2008, the Company signed an agreement with Legacy Wine and Spirits Merchants Ltd (“Legacy Merchants”) a Hong Kong based Company, for the rights to a fifteen (15) year general license to import, bottle, blend, manufacture and distribute wine and spirits in China. The agreement took effect upon the Company completed its name change, which was completed on May 27, 2008. Legacy Merchants was issued 1,000,000 restricted shares of the Company’s Rule 144 stock valued at $960,000 for the rights to the aforementioned license through its agreement with Beijing Nine Dragons Winery Co. Ltd (“Nine Dragons”) a China based company. Through Legacy Merchants and its agreement with Crown StarHoldings Ltd, an alcoholic beverage sourcing company with offices in Canada and Hong Kong, the Company has access to a wide selection of fine wine and spirits.

The Company opened one wine and spirits retail stores to be located in Tianjin, China in December, 2008.  This approximate 1,900 sq. ft. store is named “Legacy Wine and Spirits” and will initially stock imported red and white wines as well as a selection of spirits from Bronco winery in California, USA. This initial store will be a flagship model for a franchising plan designed to further broaden the Company’s distribution facilities and gain further market awareness and penetration of the Legacy brand.  Once the Legacy retail stores have been established, the Company will exercise its First Right of Refusal to start-up its manufacturing facility in Beijing through Legacy Merchants agreement with Nine Dragons.

Intangible assets include the following:

Description	June 30,	December 31,
	2009	2008
15 year general license to acquire & distribute wine & spirits in China	$ 960,000	$ 960,000
Website development , branding and labelling costs incurred	65,100	65,100
Less: accumulated amortization	(39,865)	(5,695)

	$ 985,235	$ 1,019,405

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

On November 1, 2008, the Company entered into an agreement with Compte de Sierge Accomodative Corp. Ld.., (“Compte”) a private company owned by a significant shareholder of the Company, for a two year term, whereby Compte  will provide investor relations services to the Company (valued at $120,000) in exchange for 200,000 restricted shares of the Company’s common stock. Compte will provide such services as researching, editing and generating a company profile, relaying the Company’s business perspectives and distribution of corporate updates, including press releases (shares issued January 22, 2009).

The Company amortizes the costs of these services over the respective terms of the contracts.  During the six months ended June 30, 2009, the Company recorded amortization of deferred compensation totaling $60,000 (2008 - $20,000 accrued) and as at June 30, 2009 the unamortized portion of the deferred compensation totaled $160,000.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.-

(A development stage company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company’s capitalization is 100,000,000 common shares with a par value of $0.0001 per share.

2009 Transactions

On January 22, 2009 the Company issued 400,000 restricted common shares with a fair value of $240,000 pursuant to deferred compensation agreements (See note 6).

On April 20, 2009 the Company issued 13,000 restricted common shares with a fair value of $7,930 in exchange for services.

On June 8, 2009 the Company issued 30,000 restricted common shares at $0.45 for total cash proceeds of $13,500.

2008 Transactions

On February 27, 2008 the Company issued 25,000 restricted common shares with a fair value of $16,250 to a newly appointed director for his current services.

On May 27, 2008, the Company issued 294,083 restricted shares of common stock at $0.50per share in satisfaction of $147,041 owed to nine (9) related parties. The estimated fair market value of these shares on the date of issue was $0.95 per share, resulting in interest on the settlement of debt in the amount of $132,337.

On June 12, 2008, the Company completed the closing of the first phase in connection with a Private Placement (the “Private Placement“) of its securities to certain accredited investors for aggregate gross proceeds of $460,000. The investors purchased an aggregate of 920,000 shares of the Company at a price of $0.50 per share and these shares were issued subject to restrictions under Rule 144. The Company plans to proceed with a second phase in connection with the Private Placement, intended to raise an additional $540,000 through the issuance of 720,000 shares of the Registrant at a price of $0.75 per share for grand total proceeds of $1,000,000.

On June 13, 2008, the Company issued 1,000,000 restricted common shares valued at $960,000 to acquire a 15 year general license to import, bottle, blend, manufacture & distribute wine and spirits throughout China.

On August 19, 2008, the Company issued 85,000 restricted share of common stock at $0.50 per share in satisfaction of $42,500 owed to three (3) related parties.  The estimated fair market value of those shares on the date of issue was $0.70 per share, resulting in interest on the settlement of debt in the amount of $17,000.

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

LEGACY WINE & SPIRITS INTERNATIONAL LTD.-

(A development stage company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY (con’t.)

Stock Options

During the six month period ended June 30, 2009, the Company granted a total of 30,000, 5 year common stock options at an exercise price of $0.45 per share.  The Company recognized stock-based compensation of $9,900 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

During the year ended December 31, 2008, the Company granted a total of 162,500, 5 year common stock options at an exercise price of $0.60 per share.  The Company recognized stock-based compensation of $4,875 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2007	-	$ -	-
Granted during 2008	162,500	0.60
Exercised during 2009	(162,500)	0.60

Balance, December 31, 2008	-	-	-
Granted during the period	30,000	0.45
Exercised during the period	-	-

Balance, June 30, 2009	30,000	$ 45	4.91 years

As of June 30, 2009, there were 587,500 stock options available for grant under the Company’s 2008 Stock Incentive and Option Plan.

On June 5, 2009, the Company filed Registration Statements on Form S-8 to register 6,000,000 to be issued pursuant to the Company’s 2009 Stock Incentive and Option Plan. No options were granted.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.-

(A development stage company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2009, the Company incurred expenses for consulting fees of $Nil (2008 - $3,000) to a Company controlled by a significant shareholder and $3,913 (2008 - $16,250) for directors fees.

During the six months ended June 30, 2009, the Company incurred expenses for services of $60,000 (2008 - $Nil) to two companies controlled by a significant shareholders pursuant to service contracts (See Note 6).

The following amounts are due to related parties:

	June 30, 2009	December 31, 2008

Organa Gardens International Inc.	$ 167,172	$ 116,631
Golden Spirit Enterprises Ltd.	68,831	31,331
Significant shareholders	6,978	20,003

	$ 242,981	$ 167,965

LEGACY WINE & SPIRITS INTERNATIONAL LTD.-

(A development stage company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS (con’t.)

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. All amounts owed to the above related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 8 – INCOME TAXES

Potential benefits of United States Federal income tax losses are not recognized in the accounts until realization is more likely than not. As of June 30, 2009, the Company has combined net operating losses carried forward totalling approximately 3,085,000 for tax purposes which expire through 2029. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382 for 2002 and prior year’s losses.  Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

NOTE 9- SUPPLEMENTARY CASH FLOW INFORMATION AND NON-CASH INVESTING AND   FINANCING ACTIVITIES

	Six months ended June 30,		For the period from February 19, 1999 (inception) to
	2009	2008	June 30, 2009

Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Shares issued for other intangible assets	$ -	$ 960,000	$ 960,000

Shares issued for debt settlement	$ -	$ 147,041	$ 611,289

Shares issued for deferred compensation	$ 240,000	$ -	$ 240,000

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of August 1, 2002, the Company leased 1250 sq. ft of office space from Holm Investments Ltd. at $1,000 per month for a period of 3 years which was renewed in 2005 for an additional 3 years at $1,100 per month and again in 2008 for 3 additional years at $1,100 per month.  Effective September 1, 2008, the Company has also leased an additional 900 sq. ft office from 1063244 Alberta Ltd. for a $1,100.00 per month on a month to month basis.

As of October 15, 2008, the Company leased its wine store in Tianjin for a period of 10 years (renewable for an additional 5 years), at $1,225 per month. See table below for Tianjin lease schedule.

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

The Company has also incurred $10,000 in costs for sourcing of product and brands with wine & spirits manufacturers in China. As at June 30, 2009, the inventory totaled $56,402.

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

Phase Two:

Through its agreement with Beijing Nine Dragons Winery Development Co. Ltd., Legacy will start importing select wine and spirits to be bottled in-house and distributed by the Company to Legacy’s retail outlets.  This phase will allow Legacy to increase its profit margin via lower shipping costs and taxes as well as wholesale price reductions.  Legacy now begins the strategic franchising of its retail stores. This phase will begin in the fourth quarter of 2009.

Phase Three:

Legacy will begin the importing of select wine juice for the purpose of blending and manufacturing its own brand label wines and spirits.  This phase sees Legacy advance its market penetration, solidify its brand recognition and thus realize a further increase in its profit margin. This phase will begin in the fourth quarter of 2009.

For the six month period ended June 30, 2009, the Company had gross revenues of $22,199 (2008- $Nil) and gross profit of $12,937 (2008 - $Nil)

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

Liquidity and Capital Resources.

At June 30, 2009, we had total assets of $1,263,246, including current assets in cash of $5,841, taxes recoverable of $2,224, inventory, at cost, $56,402 and prepaid expenses of $12,513. We have a deposit on leasehold improvements of $85,000, actual leasehold improvements, net of depreciation of $4,677 in the amount of $114,828, equipment, furniture and fixtures, net of depreciation of $32,325, in the amount of $1,203 and other intangible assets of , net of amortization of $39,865 in the amount of $985,235 . As of December 31, 2008, we had total current assets of $91,008. The decrease in assets is due to depreciation and amortization of our assets and sale of inventory.

At June 30, 2009, we had current liabilities of $263,063, which was represented by accounts payable and accrued liabilities of $20,082, a related party payable to Golden Spirit Enterprises Ltd. in the amount of $66,831, a related party payable to Organa Gardens International Inc. in the amount of $167,172 and $6,978 due to other related parties. As of December 31, 2008 we had total current liabilities of $203,888 The increase in liabilities was a result of an increase in amounts owing to related parties.  At  June 30,  2009, we had a working capital deficiency of $186,083. (December 31, 2008 - $112,881).

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

Results of Operations

We have begun to realize some revenues from our retail wine store in China operations. Revenues for the three month period ended June 30, 2009 were $8,666 (2008 - $Nil) Loss from operations for the three month period ended June 30, 2009 was $105,123 (2008 - $226,296).  This decrease in loss was due to no

Interest on settlement of due to related parties this quarter.

From inception to June 30, 2009 our Company has incurred cumulative net losses of $3,085,631, resulting primarily from the write-down of certain internet related activities we were previously involved in. These included a write-down of a proprietary internet technology license in the amount of $912,653, a write-down of URL’s acquired in the amount of $247,500, and a write-down of website development costs in the amount of $158,772, management and consulting fees of $495,327; travel and accommodation of $99,529; office and general expenses of $376,731, professional fees of $273,262; depreciation and amortization expense of $76,866, exploration costs of $17,214, a property option loss of $15,500 and interest on settlement of debt of $149,337.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2009, we had cash in the amount of $5,841. We have generated small revenues in the amount of $24,254 since inception and have incurred a net loss of $3,085,631 from our inception on February 19, 1999 to June 30, 2009. Our current operating funds are insufficient to expand the first year operation of our new business venture as well as providing funds for anticipated operating overheads, professional fees and regulatory filing fees. Legacy Wine & Spirits International Ltd. does expect significant start up costs to complete the leasehold improvements and supply wine & liquor inventory to one (1) corporate owned  liquor store locations for its new business venture. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. It currently is attempting to raise capital through sophisticated private investors. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated business plan.

Item 4T. Controls and Procedures.

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2009 Transactions

On January 22, 2009 the Company issued 400,000 restricted common shares with a fair value of $240,000 pursuant to deferred compensation agreements (See note 6).

On April 20, 2009 the Company issued 13,000 restricted common shares with a fair value of $7,930 in exchange for services.

On June 8, 2009 the Company issued 30,000 restricted common shares at $0.45 for total cash proceeds of $13,500.

2008 Transactions

On February 27, 2008 the Company issued 25,000 restricted common shares with a fair value of $16,250 to a newly appointed director for his current services.

On May 27, 2008, the Company issued 294,083 restricted shares of common stock at $0.50per share in satisfaction of $147,041 owed to nine (9) related parties. The estimated fair market value of these shares on the date of issue was $0.95 per share, resulting in interest on the settlement of debt in the amount of $132,337.

On June 12, 2008, the Company completed the closing of the first phase in connection with a Private Placement (the “Private Placement“) of its securities to certain accredited investors for aggregate gross proceeds of $460,000. The investors purchased an aggregate of 920,000 shares of the Company at a price of $0.50 per share and these shares were issued subject to restrictions under Rule 144. The Company plans to proceed with a second phase in connection with the Private Placement, intended to raise an additional $540,000 through the issuance of 720,000 shares of the Registrant at a price of $0.75 per share for grand total proceeds of $1,000,000.

On June 13, 2008, the Company issued 1,000,000 restricted common shares valued at $960,000 to acquire a 15 year general license to import, bottle, blend, manufacture & distribute wine and spirits throughout China.

On August 19, 2008, the Company issued 85,000 restricted share of common stock at $0.50 per share in satisfaction of $42,500 owed to three (3) related parties.  The estimated fair market value of those shares on the date of issue was $0.70 per share, resulting in interest on the settlement of debt in the amount of $17,000.

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

Stock Options

During the six month period ended June 30, 2009, the Company granted a total of 30,000, 5 year common stock options at an exercise price of $0.45 per share.  The Company recognized stock-based compensation of $9,900 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

During the year ended December 31, 2008, the Company granted a total of 162,500, 5 year common stock options at an exercise price of $0.60 per share.  The Company recognized stock-based compensation of $4,875 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2007	-	-	-
Granted during 2008	162,500	0.60
Exercised during 2009	(162,500)	0.60

Balance, December 31, 2008	-	-	-
Granted during the period	30,000	0.45
Exercised during the period	-	-

Balance, June 30, 2009	30,000	0.45	4.91 years

As of June 30, 2009, there were 587,500 stock options available for grant under the Company’s 2008 Stock Incentive and Option Plan.

On June 5, 2009, the Company filed Registration Statements on Form S-8 to register 6,000,000 to be issued pursuant to the Company’s 2009 Stock Incentive and Option Plan. No options were granted.

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

LEGACY WINE & SPIRITS INTERNAIIONAL LTD.

Date: August 18,2009	By: /s/ C. Scheive
Christopher Scheive
President and a Director

Date: August 18,2009	By: /s/ J. Cruz
Jaclyn Cruz
Director, Secretary & Treasurer