Form 10-Q
period 2009-09-30
LEGACY WINE & SPIRITS INTERNATIONAL LTD.
filed 2009-11-16
CIK 1089565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On September 30, 2009 there were 21,399,085 shares outstanding of the issuer’s common stock.

TABLE OF CONTENTS                                                                                                 PAGE

Item 1. Financial Statements.	F-1

Balance Sheet as of September 30, 2009 (Unaudited) and December 31, 2008	F-1

Statements of Operations (Unaudited) For the Three and Nine Months Ended September 30, 2009 and 2008, and the Period from February 18, 1999 (Inception) through June 30, 2009	F-2

Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2009 and 2008, and the Period from February 18, 1999 (Inception) through September 30, 2009	F-3

Notes To Condensed Financial Statements (Unaudited).	F-4

Item 2. Management's Discussion and Analysis or Plan of Operation.	3

Item 3. Quantitative and Qualitative Disclosures About Market Risk	7

Item 4T Controls and Procedures	7

Part II. OTHER INFORMATION	8

Item 1. Legal Proceedings	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3. Defaults Upon Senior Securities	10

Item 4. Submission of Matters to a Vote of Security Holders	10

Item 5. Other Information	10

Item 6. Exhibits	10

SIGNATURES	10

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...F-4-13

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008

CURRENT ASSETS
Cash	$ 7,596	$ 13,432
Taxes Recoverable	2,224	-
Inventory, at cost	53,730	66,082
Prepaid Expenses	12,867	11,494

TOTAL CURRENT ASSETS	76,417	91,008

DEPOSIT ON LEASEHOLD IMPROVEMENTS	85,000	85,000
LEASEHOLD IMPROVEMENTS, net of depreciation of $5,942 (2008 - $719)	112,844	118,786
FURNITURE AND FIXTURES, net of depreciation of $32,431 (2008 - $32,112)	1,097	1,415
OTHER INTANGIBLE ASSETS, net of amortization of $56,950 (2008 - $5,695)	968,150	1,019,405

TOTAL ASSETS	$ 1,243,508	$ 1,315,614

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 30,900	$ 35,923
Due to Golden Spirit Enterprises Ltd.	71,091	31,331
Due to Organa Gardens International Inc.	167,172	116,631
Due to related parties	3,574	20,003

TOTAL CURRENT LIABILITIES	272,737	203,888

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value, 100,000,000 shares authorized
Issued and outstanding: 21,399,085 (2008 – 20,596,085) common shares	2,140	2,060
Additional paid-in capital	4,366,874	3,972,424
Deferred compensation	(130,000)	-
Common stock to be issued	-	20,000
Deficit accumulated during the development stage	(3,268,243)	(2,882,758)

TOTAL STOCKHOLDERS’ EQUITY	970,771	1,111,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,243,508	$ 1,315,614

The accompanying notes are an integral part of these consolidated financial statements

LEGACY WINE & SPIRITS INTERNATIONAL LTD.)

 (A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative from February, 19, 1999 (inception) to September 30 ,
	2009	2008	2009	2008	2009

REVENUES
Wine sales	$ 5,755	$ -	$ 27,954	$ -	$ 30,009

COST OF GOOD SOLD	2,720	-	11,982	-	12,656

GROSS PROFIT	3,035	-	15,972	-	17,353

GENERAL AND ADMINISTRATIVE. EXPENSES
Consulting	105,345	66,722	170,810	171,295	600,672
Depreciation and Amortization	19,171	151	57,511	455	96,037
Exploration costs	-	-		-	17,214
Investor Relations	15,000	-	47,500	-	57,500
Management fees	-	-		-	131,200
Office and general	17,400	22,712	60,314	38,753	394,131
Professional fees	18,039	20,070	34,274	41,208	291,302
Store supplies selling expenses	908	-	2,514	-	7,034
Travel and accommodation	3,085	13,828	8,047	19,660	102,614
Wages and salaries	6,699	4,031	20,487	22,781	104,130
Website development costs	-	-	-	-	158,772
Write-down of technology license	-	-	-	-	912,653
Write-down of URL’s	-	-	-	-	247,500

TOTAL EXPENSES	185,647	127,514	401,457	294,152	3,120,759

OTHER INCOME (EXPENSES)
Property Option Loss	-	-	-	(15,500)	(15,500)
Interest on settlement of due to related parties	-	(17,000)	-	(132,337)	(149,337)

TOTAL OTHER INCOME (EXPENSES)	-	(17,000)	-	(147,837)	(164,837)

Loss before Income Taxes	(182,612)	(144,514)	(385,485)	(441,989)	(3,268,243)
Income Tax Provision	-	-	-	-	-

NET LOSS	$ (182,612)	$ (144,514)	$ (385,485)	$ (441,989)	$ (3,268,243)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	21,295,172	20,377,150	21,069,341	19,030,482

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY WINE & SPIRITS INTERNATIONAL Ltd.

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Cumulative from February, 19, 1999 (inception) to September 30 , 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (385,485)	$ (441,989)	$ (3,268,243)
Adjustments to reconcile net loss to net cash (used in) operating activities:
-depreciation and amortization	57,511	455	96,038
- fees and services paid with shares	107,830	18,800	201,505
- interest on settlement of due to related parties	-	149,337	149,337
- non-cash exploration costs	-	-	9,500
- write down of technology license	-	-	912,654
- write off of website development costs	-	-	158,772
- write down of URLs	-	-	247,500
- net changes in working capital items	3,736	(24,151)	411,719

NET CASH FLOWS (USED IN) OPERATING ACTIVITIES	(216,408)	(297,548)	(1,081,218)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	-	-	(24,317)
Deposit on Leasehold improvements	-	(191,272)	(85,000)
Leasehold improvements	-	-	(119,505)
Deposits on Inventory purchase	-	(47,800)	-
Website development costs	-	(65,100)	(223,872)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	(304,172)	(452,694)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances (to) from related parties	197,072	164,271	707,508
Share subscription proceeds	-	3,000	-
Proceeds on sale of common stock	13,500	460,000	834,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	210,572	627,271	1,541,508

NET (DECREASE) INCREASE IN CASH	(5,836)	25,551	7,596

CASH, BEGINNING OF PERIOD	13,432	6,014	-

CASH, END OF PERIOD	$ 7,596	$ 31,565	$ 7,596

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

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company is a development stage company and its general business is the operation of a wine store in Tianjin, China.  The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the wine operations The Company has incurred losses of $3,268,243 from inception to September 30, 2009 and has a working capital deficiency of $196,320. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.

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

SEPTEMBER 30, 2009

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t.)

Basis of presentation

The accompanying financial statements are presented in United States dollars and are prepared in accordance with accounting principles generally accepted in the United States.

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X Article 8 “Financial Statements of Smaller Reporting Companies” as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2008 indexed in Form 10-K.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Operating results for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Intangible Assets

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 , “Intangibles-Goodwill and Other” requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of June 30, 2009, the Company believes there is no impairment of its intangible assets. The Company's intangible assets consist of the acquisition of the license to import and distribute wine & liquor products and various brands and labels. The Company determined that the intangibles have an estimated useful life of 15 years and will be reviewed annually for impairment. Amortization will be recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes. The Company commenced amortization when the economic benefits of the assets begin to be consumed in December 2008.  Other intangibles are carried at acquisition cost less accumulated amortization. Amortization is provided over the estimated useful lives of the assets on straight line basis per annum.

Concentration of Credit Risk

Cash in bank accounts is at risk to the extent that it exceeds U.S. Federal Deposit Insurance Corporation and Canadian Deposit Insurance Corporation insured amounts. To minimize risk, the Company places its cash with high credit quality institutions. All cash is deposited in one prominent Canadian financial institution.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.-

(A development stage company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t.)

Fair Value of Financial Instruments

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. A valuation allowance is established against deferred tax assets that do not meet the criteria for recognition. In the event the Company were to determine that it would be able to realize deferred income tax assets in the future in excess of their net recorded amount, the would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

The Company follows the accounting guidance which provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized initially and in subsequent periods. Also included is guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Stock-based compensation

The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.-

(A development stage company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t.)

Recent Accounting Pronouncements

On July 1, 2009, the FASB officially launched the FASB ASC 105 --  Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission.  The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure.  All guidance contained in the Codification carries an equal level of authority.  The Codification is effective for interim and annual periods ending after September 15, 2009.  Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”.  Implementation of the Codification did not have any impact on the Company’s consolidated financial statements

On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 – The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standard Updates.  This ASU includes FASB Statement No. 168 in its entirety.  While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance.  The Codification modifies the GAAP hierarchy to include only two levels of GAAP:  authoritative and nonauthoritative.  ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009, and the Company does not expect any significant financial impact upon adoption.

In August 2009, the FASB issued ASU No. 2009-05 – Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  This ASU clarifies the fair market value measurement of liabilities.  In circumstances where a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: a technique that uses quoted price of the identical or a similar liability or liabilities when traded as an asset or assets, or another valuation technique that is consistent with the principles of Topic 820 such as an income or market approach.  ASU No. 2009-05 was effective upon issuance and it did not result in any significant financial impact on the Company upon adoption.

In September 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-12 – Fair Value Measurements and Disclosures (Topic 820) – Investments in Certain Entities That Calculate Net Asset Value per Share (or its equivalent).  This ASU permits use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value.  ASU No. 2009-12 is effective for interim and annual periods ending after December 15, 2009, with early application permitted.  Since the Company does not currently have any such investments, it does not anticipate any impact on its financial statements upon adoption.

In May 2009, the FASB issued FASB ASC 855, Subsequent Events..ASC 855 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The adoption of this standard during the period did not have any impact on the Company’s financial position, cash flows or results of operations. The adoption of this standard during the period did not have any impact on the Company’s financial position, cash flows or results of operations. The Company has evaluated subsequent events up to and including November 16, 2009 and has determined there were no significant transactions.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.-

(A development stage company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE 2 – BASIS OF PRESENTATION (con’t.)

In December 2007, the FASB issued an update to FASB ASC 805, “Business Combinations” which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, and the goodwill acquired. This update also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This update is effective for the Company with respect to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted this update in the first quarter of 2009 without significant financial impact.

In December 2007, the FASB issued an update to FASB ASC 810, “Consolidation”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of noncontrolling owners. This update is effective for the Company as of January 1, 2009. The Company adopted this this update in January 2009 without significant impact on the consolidated financial position, results of operations, and disclosures.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 addresses the effect on FASB Interpretation 46(R), “Consolidation of Variable Interest Entities” of the elimination of the qualifying special-purpose entity concept of SFAS No. 166, “Accounting for Transfers of Financial Assets”.  SFAS No. 167 also amends the accounting and disclosure requirements of FASB Interpretation 46(R) to enhance the timeliness and usefulness of information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 167. As of September 30, 2009, SFAS No. 167 has not been added to the Codification.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”.  SFAS No. 166 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” by eliminating the concept of special-purpose entity, requiring the reporting entity to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, changes the requirements for the de-recognition of financial assets, and provides for the sellers of the assets to make additional disclosures.  This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 166. As of September 30, 2009, SFAS No. 166 has not been added to the Codification.

In March 2008, the FASB issued an update to FASB ASC 815, “Derivatives  and Hedging”  This update is intended to enhance the current disclosure framework in FASB ASC 815.  Under this update, entities will have to provide disclosures about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815 and its related interpretations, and (c), how derivative

LEGACY WINE & SPIRITS INTERNATIONAL LTD.-

(A development stage company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE 2 – BASIS OF PRESENTATION (con’t.)

instruments and related hedged items effect an entity’s financial position, financial performance and cash flows.  This update is effective for all financial statements issued for fiscal and interim periods beginning after November 15, 2008.  The Company does not currently have any derivative instruments, nor does it engage in hedging activities, therefore, the Company’s adoption of this update in the first quarter of 2009 was without significant financial impact.

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

NOTE 4 – DEPOSITS ON LEASEHOLD IMPROVEMENTS

The Company opened its first wine and spirits retail store located in Tianjin, China in December, 2008 for the distribution of its imported products. As at September 30, 2009, the Company has advanced $85,000 towards the leasehold improvements of a second store planned for the fourth quarter of 2009.

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

SEPTEMBER 30, 2009

(Unaudited)

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

Intangible assets include the following:

Description	September 30,	December 31,
	2009	2008
15 year general license to acquire & distribute wine & spirits in China	$ 960,000	$ 960,000
Website development , branding and labelling costs incurred	65,100	65,100
Less: accumulated amortization	(56,950)	(5,695)

	$ 968,150	$ 1,019,405

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

The Company amortizes the costs of these services over the respective terms of the contracts.  During the nine months ended September 30, 2009, the Company recorded amortization of deferred compensation totaling $90,000 (2008 - $20,000 accrued) and as at September 30, 2009 the unamortized portion of the deferred compensation totaled $130,000

NOTE 7 – STOCKHOLDERS’ EQUITY

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

During the nine months ended September 30, 2009, the Company issued 360,000 shares under the Company’s 2009 Employee Stock Option Incentive Plan with a value of $123,200 for satisfaction of debt to related parties.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.-

(A development stage company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE 7 – STOCKHOLDERS’ EQUITY (con’t.)

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

Stock Options

During the nine month period ended September 30, 2009, the Company granted a total of 390,000, 5 year common stock options at various prices between $0.14 - $0.45 per share, of which 360,000 were exercised immediately in satisfaction of debts.  The Company recognized stock-based compensation of $9,900 , which represented the fair value of the remaining 30,000 stock options granted to consultants in exchange for services rendered to the Company.

During the year ended December 31, 2008, the Company granted a total of 162,500, 5 year common stock options at an exercise price of $0.60 per share.  The Company recognized stock-based compensation of $4,875 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2007	-	$ -	-
Granted during 2008	162,500	0.60
Exercised during 2009	(162,500)	0.60

Balance, December 31, 2008	-	-	-
Granted during the period	390,000	0.45
Exercised during the period	390,000	-

Balance, September 30, 2009	-	$ 0.45	4.91 years

As of September 30, 2009, there were 587,500 stock options available for grant under the Company’s 2008 Stock Incentive and Option Plan.

On June 5, 2009, the Company filed Registration Statements on Form S-8 to register 6,000,000 to be issued pursuant to the Company’s 2009 Stock Incentive and Option Plan. As of September 30, 2009, there were 5,610,000 stock options available for grant under the Company’s 2009 Stock Incentive and Option Plan

LEGACY WINE & SPIRITS INTERNATIONAL LTD.-

(A development stage company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2009, the Company incurred expenses for consulting fees of $70,000(2008 - $3,000) to a Company controlled by a significant shareholder and $5,800 (2008 - $16,250) for directors fees.

During the nine months ended September 30, 2009, the Company incurred expenses for services of $90,000 (2008 - $Nil) to two companies controlled by a significant shareholders pursuant to service contracts (See Note 6).

The following amounts are due to related parties:

	September 30, 2009	December 31, 2008

Organa Gardens International Inc.	$ 167,172	$ 116,631
Golden Spirit Enterprises Ltd.	71,091	31,331
Significant shareholders	3,574	20,003

	$ 241,837	$ 167,965

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. All amounts owed to the above related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 8 – INCOME TAXES

Potential benefits of United States Federal income tax losses are not recognized in the accounts until realization is more likely than not. As of June 30, 2009, the Company has combined net operating losses carried forward totalling approximately 3,360,000 for tax purposes which expire through 2029. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382 for 2002 and prior year’s losses. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.-

(A development stage company)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE 9- SUPPLEMENTARY CASH FLOW INFORMATION AND NON-CASH INVESTING AND   FINANCING ACTIVITIES

	Nine months ended September 30,		For the period from February 19, 1999 (inception) to September 30,
	2009	2008	2009

Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Shares issued for other intangible assets	$ -	$ 960,000	$ 960,000

Shares issued for debt settlement	$ -	$ 147,041	$ 611,289

Shares issued for deferred compensation	$ 240,000	$ -	$ 240,000

The  Company issued 360,000 common shares with a value of $123,200 for satisfaction of debt to related parties during the nine months ended September 30, 2009.

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

As of October 15, 2008, the Company leased its wine store in Tianjin for a period of 10years (renewable for an additional 5 years), at $1,225 per month. See table below for Tianjin lease schedule.

Tianjin Store	2009	2010	2011	2012	2013	TOTAL
Lease rental	$14,700	$14,700	$14,700	$14,700	$14,700	$73,500

NOTE 11 - SUBSEQUENT EVENTS

In October, 2009, the Company issued 315,000 shares at $0.12 per share pursuant to the Company’s 2009 Stock Incentive and Option Plan for cash proceeds of $37,800.

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

The Company has also incurred $10,000 in costs for sourcing of product and brands with wine & spirits manufacturers in China. As at September 30, 2009, the inventory recorded at cost totaled $53,730.

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

For the nine month period ended September 30, 2009, the Company had gross revenues of $27,954 (2008- $Nil) and gross profit of $15,972 (2008 - $Nil)

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

Liquidity and Capital Resources.

At September 30, 2009, we had total assets of $1,243,508, including current assets in cash of $7,596, taxes recoverable of $2,224, inventory, at cost, $53,730 and prepaid expenses of $12,867.  We have a deposit on leasehold improvements of $85,000, actual leasehold improvements, net of depreciation of $5,942 in the amount of $112,844,equipment, net of depreciation of $32,431, in the amount of $1,097 and other intangible assets of , net of amortization of $56,950 in the amount of $968,150. As of December 31, 2008, we had total current assets of $91,008. The decrease in assets is due to depreciation and amortization of our assets and sale of inventory.

At September 30, 2009, we had current liabilities of $272,737, which was represented by accounts payable and accrued liabilities of $30,900, a related party payable to Golden Spirit Enterprises Ltd. in the amount of $71,091, a related party payable to Organa Gardens International Inc. in the amount of $167,172 and $3,574 due to other related parties. As of December 31, 2008 we had total current liabilities of $203,888  The increase in liabilities was a result of an increase in amounts owing to related parties.  At  September 30,  2009, we had a working capital deficiency of $196,320. (December 31, 2008 - $112,881).

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

Results of Operations

We have begun to realize some revenues from our retail wine store in China operations. Revenues for the three month period ended September 30, 2009 were $5,755 (2008 - $Nil) Loss from operations for the three month period ended September 30, 2009 was $182,612 (2008 - $144,514).  This decrease in loss was due to a decrease in interest expenses.

From inception to September 30, 2009 our Company has incurred cumulative net losses of $3,268,243, resulting primarily from the write-down of certain internet related activities we were previously involved in. These included a write-down of a proprietary internet technology license in the amount of $912,653, a write-down of URL’s acquired in the amount of $247,500, and a write-down of website development costs in the amount of $158,772, management and consulting fees of $600,672; travel and accommodation of $102,614; office and general expenses of $394,131, professional fees of $291,031; depreciation and amortization expense of $96,037, exploration costs of $17,214, a property option loss of $15,500 and interest on settlement of debt of $149,337.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of Sepember 30, 2009, we had cash in the amount of $7,596. We have generated small revenues in the amount of $30,009 since inception and have incurred a net loss of $3,268,243 from our inception on February 19, 1999 to September 30, 2009. Our current operating funds are insufficient to expand the first year operation of our new business venture as well as providing funds for anticipated operating overheads, professional fees and regulatory filing fees. Legacy Wine & Spirits International Ltd. does expect significant start up costs to complete the leasehold improvements and supply wine & liquor inventory to one (1) corporate owned  liquor store locations for its new business venture. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. It currently is attempting to raise capital through sophisticated private investors. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated business plan.

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

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2009, the Company issued 360,000 shares under the Company’s 2009 Employee Stock Option Incentive Plan with a value of $123,200 for satisfaction of debt to related parties.

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

Stock Options

During the nine month period ended September 30, 2009, the Company granted a total of 390,000, 5 year common stock options at various prices between $0.14- $0.45 per share.  The Company recognized stock-based compensation of $101,000 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

During the year ended December 31, 2008, the Company granted a total of 162,500, 5 year common stock options at an exercise price of $0.60 per share.  The Company recognized stock-based compensation of $4,875 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2007	-	$ -	-
Granted during 2008	162,500	0.60
Exercised during 2009	(162,500)	0.60

Balance, December 31, 2008	-	-	-
Granted during the period	390,000	0.45
Exercised during the period	390,000	-

Balance, September 30, 2009	-	$ 0.45	4.91 years

As of September 30, 2009, there were 587,500 stock options available for grant under the Company’s 2008 Stock Incentive and Option Plan.

On June 5, 2009, the Company filed Registration Statements on Form S-8 to register 6,000,000 to be issued pursuant to the Company’s 2009 Stock Incentive and Option Plan. As of September 30, 2009, there were 5,610,000 stock options available for grant under the Company’s 2009 Stock Incentive and Option Plan.

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

LEGACY WINE & SPIRITS INTERNAIIONAL LTD.

Date: November 16, 2009	By: /s/ C. Scheive
Christopher Scheive
President and a Director

Date: November 16, 2009	By: /s/ J. Cruz
Jaclyn Cruz
Director, Secretary & Treasurer