Form 10-K
period 2009-12-31
LEGACY WINE & SPIRITS INTERNATIONAL LTD.
filed 2010-04-12
CIK 1089565

United States Securities and Exchange Commission

Washington, D.C. 20549
 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO_________

COMMISSION FILE NUMBER 0-14278

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

NEVADA	91-1963840
(STATE OF INCORPORATION)	(I.R.S. ID)

1802 GOYA STREET, JONQUIERE, QUEBEC, G7Z 1C3

(514) 688-3289

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK    OTC: BB

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.0001

(Title of Class)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common stock, $.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a smaller reporting company.

Large accelerated filer ¨

     Accelerated filer   ¨

Non-accelerated filer   ¨   (Do not check if a smaller reporting company)                Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐Yes    ☒  No

As of March 31, 2010, there were 29,139,085 shares of the issuer's $0.0001 par value common stock issued and outstanding.

Documents incorporated by reference:  None

Legacy Wine & Spirits International Ltd.
FORM 10-K

For The Fiscal Year Ended December 31, 2009

INDEX

PART I

3

ITEM 1.    BUSINESS

3

ITEM 1A.  RISK FACTORS

6

ITEM 1B.  UNRESOLVED STAFF COMMENTS

6

ITEM 2.    PROPERTIES

6

ITEM 3.    LEGAL PROCEEDINGS

7

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

7

PART II

7

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF

                     EQUITY SECURITIES

7

ITEM 6.    SELECTED FINANCIAL DATA

11

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

11

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

12

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

12

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON ACCOUNTING AND FINANCIAL DISCLOSURE

29

ITEM 9A.  CONTROLS AND PROCEDURES EVALUATION OF  DISCLOSURE CONTROLS AND PROCEDURES

30

ITEM 9B.  OTHER INFORMATION

31

PART III

31

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

31

ITEM 11.    EXECUTIVE COMPENSATION

32

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER

                        MATTERS

32

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND  DIRECTOR INDEPENDENCE

33

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

33

PART IV

34

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

34

SIGNATURES

35

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

The Company has also incurred $10,000 in costs for sourcing of product and brands with wine & spirits manufacturers in China. As at December 31, 2009, the inventory totaled $39,863 (2008- $66,082).

Bronco Wine Company is the single largest private grape grower in the world with ownership of 17,000 hectares of wine grapes and five Californian wineries. Legacy is importing 750 ml bottled wines in several varietals of Bronco Winery’s Hacienda Cellars Brand from Sonoma County, California.

The Hacienda brand from Bronco Winery will include Merlot, Cabernet Sauvignon, Chardonnay, Sauvignon Blanc, Riesling, Gewurztraminer, Viognier, White Zinfandel and Brut Sparkling Wine. All wine varietals are aimed at the mid-price point and will be distributed and retailed in China via wholesale retailers and Legacy’s own outlet showroom which caters to the retail buyer as well, located in TEDA, Tianjin, a second tier city of over 10 million people just outside of Beijing

The Company has a three phase of business operation:

Phase One:

Legacy opened the initial corporately owned wine and spirits retail store in Tianjin, China in December, 2008.  This retail store is stocked with select, moderately priced imported wines  and will serve as the design and sales model for all franchise boutiques opened thereafter.  This phase sees Legacy establishing its brand name and retail stores through Point of Purchase marketing and taste appreciation gatherings.  Legacy will also secure purchase orders from wholesale distributors for its ‘Bottled Exclusively for Legacy’ wine and spirits line.  This phase moves the Company towards the establishment of the Legacy brand.

Phase Two:

Legacy has $85,000 reserved for leasehold improvements required to be made to future store locations. Additionally, the Company is in negotiations with three (3) existing wine and spirit stores in China.  These stores are located in and around the Company's flagship store in TEDA (Tianjin Economic Development Area).

The location of these stores were strategically chosen for logistic reasons since this will enable the current Legacy staff to move between each store implementing the protocol and standards that Legacy Stores will be known for in China. A Legacy Wine and Spirits store should signify a reliable place for locals or foreigners to purchase their alcohol of choice whether it be for gift giving or personal consumption. With limited capital investment necessary and the Company's stock as a negotiable tool, Legacy's management feels that it will be advantageous to integrate these existing operating entities into a chain of Legacy retail outlets thus solidifying the Company's corporate branding.  This move will greatly expedite the Company's ability to distribute its inventory and increase its brand awareness in China. The proposed acquisition will enable Legacy to have the economy of scale working in their favor in terms of sales multiples and purchasing capabilities with wine and spirit suppliers and vendors.

Through its agreement with Beijing Nine Dragons Winery Development Co. Ltd., Legacy will start importing select wine and spirits to be bottled in-house and distributed by the Company to Legacy’s retail outlets.  This phase will allow Legacy to increase its profit margin via lower shipping costs and taxes as well as wholesale price reductions. This phase will begin in the third quarter of 2010.

Phase Three:

Legacy will begin the importing of select wine juice for the purpose of blending and manufacturing its own brand label wines and spirits.  This phase sees Legacy advance its market penetration, solidify its brand recognition and thus realize a further increase in its profit margin.  This phase will begin in the fourth quarter of 2010.

The Company attended the Shanghai-Fujian Seafood Association (SFSA) dinner where Legacy's wines were the only wines featured at the seafood/wine pairing dinner on December 11, 2009. The SFSA provides up to 40% of the seafood consumed in Shanghai. The event provided an excellent opportunity to broaden the base of acceptance for Legacy's wine selections and resulted in immediate orders for 400 cases of Legacy wines as well as the consumption of 30 cases of wine at the event.

Approximately 40 percent of imported wine enters China through Shanghai, so it is natural that the city has become the base for the majority of the leading distributors. Shanghai's specialty retail wine shops are a growing phenomenon in Shanghai and are unique alternatives to traditional state-owned tobacco and liquor shops and other retail outlets. These shops have found a niche in the retail market due to their unique marketing strategies, educational events, and store locations. From wine tasting parties and definitive flavor labels to wine and food matching seminars, these small specialty shops offer a growing and personalized introduction to imported wine.

Legacy is expecting to join this market with its first wine outlet in Shanghai in 2010. The local partners currently buy wine from Legacy.

According to statistics, Xiamen, the capital city of Fujian Province, reports annual consumption volumes of wine exceeding 10,000 liters, of which 45% are premium wines. Sales volumes have been increasing by 15% each year making Xiamen one of the key wine markets in China. In addition to strong local demand for wine, Xiamen also plays an important role as a wine distribution centre to neighboring areas such as Quanzhou, Fuzhou and Zhejiang in Jiangxi province.

Legacy also intends to set up a joint venture in 2010 to aggressively enter the Xiamen market. Similar to Shanghai the local partners currently buy wine from Legacy.

Further, the Company is in the process of producing the first of its own brand of select wines under private label from choice vintners around the world.

The first selection will be from the region of Chile in South America, to be known as the Andes Primera Collection by Legacy. The Andes Primera Brand will consist of red wine varietals only such as Cabernet Sauvignon, Merlot, Malbec, Camanere and Cabernet-Merlot. Currently, imported bottled Chilean wines in China are competitive in price due to a special trade agreement between the two countries.

ITEM 1A.    RISK FACTORS

Not applicable to smaller reporting companies

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of the dates specified in the following table, Wine & Spirits International Ltd. Held the following property in the following amounts:

Property

December 31, 2009

December 31, 2008

--------------------------------------------------------------------------------------------------------------------

Cash and equivalents

      US $ 6,743

                 US $ 13,432

Legacy Wine & Spirits International Ltd. defines cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. Legacy Wine & Spirits International Ltd. does not presently own any interests in real estate. Legacy Wine & Spirits International Ltd. does presently own computer equipment with a net book value of  $990 (2008 – $1,416)

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

None

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As at December 31, 2009 there were approximately 2,000 holders of the outstanding shares of the Legacy Wine & Spirits International Ltd.'s $0.001 par value common stock.  Legacy Wine & Spirits International Ltd. participates in the OTC Bulletin Board Electronic Quotation System maintained by the National Association of Securities Dealers, Inc., under the most recent trading symbol "LEYM". Legacy Wine & Spirits International Ltd. began trading October 30, 2007. According to quotes provided by stockhouse.com, the Legacy Wine & Spirits International Ltd.'s common stock has closed at:

Quarter

High

Low

2007 Fourth Quarter

$0.75

$0.15

2008 First Quarter

$1.00

$0.64

2008 Second Quarter

$1.05

$0.83

2008 Third Quarter

$0.80

$0.51

2008 Fourth Quarter

$0.93

$0.60

2009 First Quarter

$0.83

$0.70

2009 Second Quarter

$0.73

$0.25

2009 Third Quarter

$0.48

$0.13

2009 Fourth Quarter

$0.39

$0.08

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

Common Stock. Legacy Wine & Spirits International Ltd. is authorized to issue 100,000,000 shares of common stock, $.0001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.0001 par value common stock of Legacy Wine & Spirits International Ltd.. constitute equity interests in Legacy Wine & Spirits International Ltd. entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments.  As of December 31, 2009, 22,744,085 shares of the Legacy Wine & Spirits International Ltd.'s common stock were issued and outstanding.

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

Sales of Securities

2009 Transactions

On January 22, 2009 the Company issued 400,000 restricted common shares with a fair value of $240,000 pursuant to deferred compensation agreements (See note 5).

On April 20, 2009 the Company issued 13,000 restricted common shares with a fair value of $7,930 in exchange for services.

On November 10, 2009 the Company issued 15,000 restricted common shares with a fair value of $1,950 in exchange for services.

During the year ended December 31, 2009, the Company issued 1,375,000 shares under the Company’s 2008 & 2009 Employee Stock Option Incentive Plans with a value of $192,300 for satisfaction of debt to related parties and 345,000 shares for cash proceeds of $51,300.

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

2009 Stock Options

During the year ended December 31, 2009, the Company granted a total of 1,720,000, 5 year common stock options at various prices between $0.06 - $0.45 per share, of which 1,375,000 were exercised immediately in satisfaction of debts to related parties in the amount of $192,300. The Company recognized stock-based compensation of $19,350, which represented the fair value of the remaining 345,000 stock options granted to consultants.  The Company received cash proceeds of $51,300 on the exercise of the 345,000 stock options that were granted and immediately exercised.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2007	-	$ -	-
Granted during 2008	162,500	0.60	-
Exercised during 2009	(162,500)	0.60	-

Balance, December 31, 2008	-	-	-
Granted during the period	1720,000	0.25	-
Exercised during the period	(1,720,000)	0.25	-

Balance, December 31, 2009	-	$ -	-

As of December 31, 2009, there were 587,500 stock options available for grant under the Company’s 2008 Stock Incentive and Option Plan.

On June 5, 2009, the Company filed Registration Statements on Form S-8 to register 6,000,000 to be issued pursuant to the Company’s 2009 Stock Incentive and Option Plan. As of December 31, 2009, there were 4,310,000 stock options available for grant under the Company’s 2009 Stock Incentive and Option Plan.

2008 Stock Options

During the year ended ended December 31, 2008, the Company granted a total of 162,500, 5 year common stock options at an exercise price of $0.60 per share.  The Company recognized stock-based compensation of $4,875 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

(a)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2007	-
Granted during 2008	162,500	0.60	5 years
Exercised during 2008	(162,500)
Balance, December 31, 2008	-	-	-

(b)

As of December 31, 2008, there were 617,500 stock options available for grant under the Company’s 2008 Stock Incentive and Option Plan.

ITEM 6.    SELECTED FINANCIAL DATA

Fiscal Year Ended December 31	2009	2008	2007

Revenue	$ 45,453	$ 2,055	$ Nil
Operating Loss	(586,353)	(505,183)	(100,657)
Net Loss	(568,263)	(668,369)	(100,657)
Basic net loss per share	0.03	0.03	01
Cash dividends declared per share	-	-	-
Cash, cash equivalents, and short-term investments	6,743	13,432	6,014
Total assets	1,205,395	1,315,614	9,952
Long-term obligations	-	-	-
Stockholders’ equity (deficit)	936,293	1,111,726	1,922,877

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

Liquidity and Capital Resources.

For the year ended December 31, 2009, we had total assets of $1,205,395, compared to total assets in 2008 of $1,315,614. This includes a cash balance of $6,743, compared to $13,432 in 2008.  We also have inventory of $39,863 and prepaid expenses of $10,871.  We have $110,863 invested in leasehold improvements, $85,000 on deposit for future leasehold improvements, intangible assets of $951,065 and $990 in furniture and fixtures.

At December 31, 2009, we had current liabilities of $269,102, which was represented by accounts payable and accrued liabilities of $55,890 and $213,212 total due to Golden SpiritEnterpirses Ltd.,Organa Gardens Internatonal Inc. and other related parties. At December 31, 2008 we had current liabilities of $203,888. The slight decrease in liabilities was due to a decrease in funds due to related parties. At December 31, 2009, we had a working capital deficiency of $211,625 (2008 - $(122,880)).

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

Results of Operations

We have $45,453 revenues from operations to date. During the year ended December 31, 2009 the loss is $568,263 (2008 - $668,639).  This decrease in loss was due to $Nil interest on settlement of debt in 2009 (2008 - $149,337)..

From inception to December 31, 2009 our Company has incurred cumulative net losses of $3,451,021, resulting primarily from the write-down of certain internet related activities we were previously involved in. These included a write-down of a proprietary internet technology license in the amount of $912,653, a write-down of URL’s acquired in the amount of $247,500, and a write-down of website development costs in the amount of $158,772; management and consulting fees of $673,810; travel and accommodation of $108,576; office and general expenses of $416,814 professional fees of $330,139; depreciation and amortization expense of $115,215 and exploration costs of $17,214.

The cash and equivalents constitute our present internal sources of liquidity. Because we are not generating  significant revenues as of yet our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Legacy Wine & Spirits International Ltd.

Quebec, Canada

We have audited the accompanying consolidated balance sheets of Legacy Wine & Spirits International Ltd. (formerly Legacy Mining Ltd.) (a development stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended December 31, 2009 and for the cumulative period from February 19, 1999 (inception) to December 31, 2009. Legacy Wine & Spirits International Ltd.’s management is responsible for these statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legacy wine & Spirits International Ltd. as of December 31, 2009 and 2008, and the results of its activities and cash flows for each of the years in the two year period ended December 31, 2009 and for the cumulative period from February 19, 1999 (inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/L.L. Bradford & Company, LLC

April 8, 2010

Las Vegas, Nevada

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

  (A development stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS

CURRENT ASSETS
Cash	$ 6,743	$ 13,432
Inventory, at cost	39,863	66,082
Prepaid Expenses	10,871	11,494

TOTAL CURRENT ASSETS	57,477	91,008

DEPOSIT ON LEASEHOLD IMPROVEMENTS	85,000	85,000
LEASEHOLD IMPROVEMENTS, net of depreciation of $8,643 (2008 - $719)	110,863	118,786
FURNITURE AND FIXTURES, net of depreciation of $32,537 (2008 - $32,112)	990	1,415
OTHER INTANGIBLE ASSETS, net of amortization of $74,035 (2008 - $5,695)	951,065	1,019,405

TOTAL ASSETS	$ 1,205,395	$ 1,315,614

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 55,890	$ 35,923
Due to Golden Spirit Enterprises Ltd.	72,691	31,331
Due to Organa Gardens International Inc.	131,372	116,631
Due to related parties	9,149	20,003

TOTAL CURRENT LIABILITIES	269,102	203,888

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value, 100,000,000 shares authorized
Issued and outstanding: 22,744,085 (2008 – 20,596,085) common shares	2,275	2,060
Additional paid-in capital	4,485,039	3,972,424
Common Stock to be issued	-	20,000
Deferred Compensation	(100,000)	-
Deficit accumulated during the development stage	(3,451,021)	(2,882,758)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	936,293	1,111,726

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 1,205,395	$ 1,315,614

The accompanying notes are an integral part of these consolidated financial statements

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

 (A devlopment stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2009	Year ended December 31, 2008	Cumulative results of operations from February, 19 ,1999 (inception) to December 31,2008
REVENUES
Wine sales	$ 45,453	$ 2,055	$ 47,508

COST OF GOOD SOLD	27,363	674	28,037

GROSS PROFIT	18,090	1,381	19,471

GENERAL AND ADMINISTRATIVE EXPENSES
Wine promotions	498	2,735	3,233
Store supplies	1,864	1,537	3,401
Advertising	509	248	757
Property Tax	-	1,962	1,962
Investor Relations	62,500	10,000	72,500
Consulting	243,948	298,148	673,810
Depreciation and Amortization	76,688	7,021	115,215
Exploration costs	-	-	17,214
Management fees	-	-	131,200
Office and general	84,959	59,531	416,814
Professional fees	73,112	70,609	330,139
Travel and accommodation	14,009	28,494	108,576
Wages and salaries	28,266	24,898	111,909
Website development costs	-	-	158,772
Write-down of technology license	-	-	912,653
Write-down of URL’s	-	-	247,500
TOTAL EXPENSES	586,353	505,183	3,305,655

OTHER INCOME (EXPENSES)
Property Option Loss	-	(15,500)	(15,500)
Interest on settlement of due to related parties	-	(149,337)	(149,337)
TOTAL OTHER INCOME (EXPENSES)	-	(164,837)	(164,837)

Loss before Income Taxes	(568,263)	(668,639)	(3,451,021)

Income Tax Provision	-	-	-

NET LOSS	$ (568,263)	$ (668,639)	$ (3,451,021)
BASIC AND DILUTED INCOME LOSS PER SHARE	$ (0.03)	$ (0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	21,243,869	19,420,297

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

 (A development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

PERIOD FROM FEBRUARY 19, 1999 (INCEPTION) TO DECEMBER 31, 2009

	Number of shares	Amount	Additional paid-in capital	Common stock to be issued	Deficit accumulated during the exploration stage	Total
Balance, February 19, 1999	-	$ -	$ -	$ -	$ -	$ -

March 30, 1999 – Shares issued for cash @ $0.20	1,050,000	105	209,895	-	-	210,000

June 15, 1999 to September 15, 1999 - Shares issued for licensing agreement @ $0.20	4,563,446	456	912,198	-	-	912,654

July 7, 1999 – Shares issued for services @ $0.20	250,000	25	49,975	-	-	50,000

Net loss from inception to December 31, 1999	-	-	-	-	(988,882)	(988,882)

Balance, December 31, 1999	5,863,446	586	1,172,068	-	(988,882)	183,772

Net loss	-	-	-	-	(614,401)	(614,401)

Balance, December 31, 2000	5,863,446	586	1,172,068	-	(1,603,283)	(430,269)

Net loss	-	-	-	-	(207,381)	(207,381)

Balance, December 31, 2001	5,863,446	586	1,172,068	-	(1,810,664)	(638,010)

Net loss	-	-	-	-	(62,334)	(62,334)

Balance, December 31, 2002	5,863,446	586	1,172,068	-	(1,872,998)	(700,344)

December 31, 2003 - Common shares to be issued				229,988	-	229,988

Net loss	-	-	-	-	(64,461)	(64,461)

Balance, December 31, 2003	5,863,446	586	1,172,068	229,988	(1,937,459)	(534,817)

February 18, 2004 – Shares issued for debt settlement @ $0.02	5,300,000	530	105,470	(106,000)	-	-

February 18, 2004 – Shares issued for debt settlement @ $0.02	1,229,880	123	122,865	(122,988)	-	-

February 27, 2004 – Shares issued for property @ $0.02	100,000	10	1,990	(1,000)	-	1,000

Share reconciliation after reverse split	(4)	-	-	-	-	-

Net loss					(52,637)	(52,637)

Balance, December 31, 2004	12,493,322	1,249	1,402,393	-	(1,990,096)	(586,454)

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage company)

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

PERIOD FROM FEBRUARY 19, 1999 (INCEPTION) TO DECEMBER 31, 2009

	Number of shares	Amount	Additional paid-in capital	Deferred Compen-sation	Deficit accumulated during the exploration stage	Total
Balance forward, January 1, 2005	12,493,322	1,249	1,402,393	-	(1,990,096)	(586,454)
December 17,2005 – Shares issued for property @$0.02	750,000	75	7,425	-	-	7,500
Donated capital	-	-	437,530	-	-	437,530

Net loss	-	-	-	-	(45,681)	(45,681)

Balance, December 31, 2005	13,243,322	1,324	1,847,348	-	(2,035,777)	(187,105)

September 5, 2006 – Shares for debt @ $0.02	3,855,180	385	192,374			192,759

Net loss	-	-	-	-	(77,685)	(77,685)

Balance, December 31, 2006	17,098,502	1,709	2,039,722	-	(2,113,462)	(72,031)

September 4, 2007 – Shares issued for initial public offering @ $0.05	1,000,000	100	49,900	-	-	50,000

Net loss	-	-	-	-	(100,657)	(100,657)

Balance, December 31, 2007	18,098,502	$ 1,809	$ 2,089,622	-	$ (2,214,119)	(122,688)$

February 27, 2008 – Shares for services @ $0.65	25,000	3	16,247	-	-	16,250

May 27, 2008 – Shares issued for debt @ $0.50	294,083	29	147,012	-	-	147,041
- Interest portion of debt settlement			132,337	-	-	132,337
June 12, 2008 – Shares issued for cash @ $0.50	920,000	92	459,908	-	-	460,000

June 13, 2008 – Shares issued for license @ $0.96	1,000,000	100	959,900	-	-	960,000

August 19, 2008 – Shares issued for debt @ $0.50	85,000	9	42,491	-	-	42,500
- Interest portion of debt settled	-	-	17,000			17,000

September 16, 2008 – Shares for services @ $0.51	5,000	1	2,549	-	-	2,550

October 7, 2008 – Shares issued for cash @ $0.50	6,000	1	2,999	-	-	3,000

October 22, 2008 – Shares issued options @ $0.60	162,500	16	97,484	-	-	97,500

Stock based compensation	-	-	4,875	-	-	4,875

Shares to be issued for services @ $0.60	-	-	-	(20,000)	-	(20,000)

Net loss	-	-	-		(668,639)	(668,639)

Balance, December 31, 2008	20,596,085	$ 2,060	$3,972,424	$ 20,000	$(2,882,758)	1,111,726

The accompanying notes are an integral part of these consolidated financial statements

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage company)

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

PERIOD FROM FEBRUARY 19, 1999 (INCEPTION) TO DECEMBER 31, 2009

	Number of shares	Amount	Additional paid-in capital	Deferred Compen-sation	Deficit accumulated during the exploration stage	Total

January 22, 2009 – Shares issued for deferred compensation @ $0.60.	400,000	40	239,960	(240,000)	-	-

April 20, 2009 – Shares issued for services @ $0.61	13,000	1	7,929	-	-	7,930

June 8, 2009 – Shares issued for options @ $0.45 for cash proceeds.	30,000	3	13,497	-	-	13,500

July 7, 2009 – Shares issued for options @ $0.35 for debt settlement.	200,000	20	69,980	-	-	42,500
	-
August 10, 2009 – Shares issued for options @ $0.42 for debt settlement.	110,000	11	46,189	-	-	46,200

September 17, 2009 – Shares issued for options @ $0.14 for devt settlement.	50,000	5	6,995	-	-	7,000
October 6, 2009 – Shares issued for options @ $0.12 for cash proceeds.	15,000	2	1,798	-	-	1,800

October 28, 2009 – Shares issued for options @ $0.12 for cash proceeds.	300,000	30	35,970	-	-	36,000

November 10, 2009 – Shares for services @ $0.13	15,000	2	1,948	-	-	1,950
November 12, 2009 – Shares issued for options @ $0.13 for debt settlement.	38,000	4	4,936	-	-	4,940

November 25, 2009-Shares issued for options @ $0.08 for debt settlement. .	77,000	7	6,153	-	-	6,160
December 16, 2009- Shares issued for options @ $0.07 for debt settlement.	400,000	40	27,960	-	-	28,000

December 30 ,2009-Shares issued for options @$0.06 for debt settlement.	500,000	50	29,950	-	-	30,000

Deferred compensation expense	-	-	-	120,000	-	120,000

Stock based compensation	-	-	19,350	-	-	19,350

Net loss	-	-	-		(568,263)	(568,263)

Balance, December 31, 2009	22,744,085	$ 2,275	$4,485,039	$ 100,000	$ (3,451,021)	$ 936,293

The accompanying notes are an integral part of these consolidated financial statements

LEGACY WINE & SPIRITS INTERNATIONAL Ltd.

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2009	Year ended December 31, 2008	Cumulative results of operations from February 19, 1999 (inception) to December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (568,263)	$ (668,639)	$ (3,451,021)
Adjustments to reconcile net loss to net cash (used in) operating activities:
-depreciation and amortization	76,688	7,021	115,215
- fees and services paid with shares and options	149,230	43,675	242,905
- interest on settlement of due to related parties	-	149,337	149,337
- non-cash exploration costs	-	-	9,500
- write down of technology license	-	-	912,654
- write off of website development costs	-	-	158,772
- write down of URLs	-	-	247,500
- net changes in other working capital items	20,590	(778)	494,655
- inventory	26,219	(66,082)	(39,863)
NET CASH FLOWS (USED IN) OPERATING ACTIVITIES	(295,536)	(535,466)	(1,209,040)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	-	-	(24,317)
Deposit on Leasehold improvements	-	(85,000)	(85,000)
Leasehold improvements	-	(119,505)	(119,505)
Website development costs	-	(65,100)	(223,872)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	(269,605)	(452,694)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances (to) from related parties	237,547	251,989	747,983

Proceeds on sale of common stock	51,300	560,500	871,800

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	288,847	812,489	1,619,783

NET (DECREASE) INCREASE IN CASH	(6,689)	7,418	6,743

CASH, BEGINNING OF YEAR	13,432	6,014	-

CASH, END OF YEAR	$ 6,743	$ 13,432	$ 6,743

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009 and 2008

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

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company is an development stage company and its general business  is the operation of a wine store in Tianjin, China.. The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the wine operations The Company has incurred losses of $3,451,021 from inception to December 31, 2009 and has a working capital deficiency of $211,625. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.

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

Basis of Presentation

The aeccompanying consolidated financial statements are presented In United States dollars and are prepared in accordance with accounting principles accepted in the United States.

Use of Estimates and Assumptions

Preparation of the Company’s financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Intangible Assets

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 , “Intangibles-Goodwill and Other” requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of December 31, 2009, the Company believes there is no impairment of its intangible assets. The Company's intangible assets consist of the acquisition of the license to import and distribute wine & liquor products and various brands and labels. The Company determined that the intangibles have an estimated useful life of 15 years and will be reviewed annually for impairment. Amortization will be recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes. The Company commenced amortization when the economic benefits of the assets begin to be consumed in December 2008. Other intangibles are carried at acquisition cost less accumulated amortization. Amortization is provided over the estimated useful lives of the assets on straight line basis per annum.

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

Inventory

Inventory is recorded at the lower of cost or net realizable value.

Revenue Recognition

Sales are recognized upon purchase by customers at our retail store. All sales at our retail store are final, allowing for no sales returns.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Comparative figures

Certain comparative figures have been reclassified in order to conform to the current year's financial statement presentation

Recent Accounting Pronouncements

In March 2008, the FASB issued an update to FASB ASC 815, “Derivatives and Hedging”  This update is intended to enhance the current disclosure framework in FASB ASC 815.  Under this update, entities will have to provide disclosures about (a) how and why and entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB ASC 815 and its related interpretations, and (c), how derivative instruments and related hedged items effect an entity’s financial position, financial performance and cash flows.  This update is effective for all financial statements issued for fiscal and interim periods beginning after November 15, 2008.  The Company does not currently have any derivative instruments, nor does it engage in hedging activities, therefore, the Company’s adoption of this update in the first quarter of 2009 was without significant financial impact.

In April 2009, the FASB issued an accounting standard that requires disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements.  Prior to this accounting standard, fair values for these assets and liabilities were only required be disclosed annually.  This standard applies to all financial instruments within its scope and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments.  This standard does not require disclosures for earlier periods presented for comparative purposes at initial adoption, but in periods after the initial adoption, this standard requires comparative disclosures only for periods ending after initial adoption.  This accounting standard became effective for us beginning with the quarter ended on June 30, 2009, however, it did not have a material impact on our consolidated financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2009, the FASB issued FASB ASC 855, Subsequent Events, ASC 855 provides authoritative accounting literature related to evaluating subsequent events that was previously addressed only in the auditing literature, and is largely similar to the current guidance in the auditing literature with some exceptions that are not intended to result in significant changes in practice. SFAS 165 defines subsequent events and also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date.  ASC 855 is effective on a prospective basis for interim or annual financial periods ending after June 15, 2009. The adoption of this standard during the period did not have any impact on the Company’s financial position, cash flows or results of operations. The adoption of this standard during the period did not have any impact on the Company’s financial position, cash flows or results of operations. On February 24, 2010, the FASB issued Accounting Standards Update (ASU) 2010-09, Amendments to Certain Recognition and Disclosure Requirements As a result of the amendments, SEC filers that file financial statements after February 24, 2010 are not required to disclose the date through which subsequent events have been evaluated.

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

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”.  SFAS No. 167 addresses the effect on FASB Interpretation 46(R), “Consolidation of Variable Interest Entities” of the elimination of the qualifying special-purpose entity concept of SFAS No. 166, “Accounting for Transfers of Financial Assets”.  SFAS No. 167 also amends the accounting and disclosure requirements of FASB Interpretation 46(R) to enhance the timeliness and usefulness of information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the Company’s first interim reporting period that begins after November 15, 2009. Earlier application is prohibited.  The Company does not anticipate any significant financial impact from adoption of SFAS No. 167. As of December 31, 2009, SFAS No. 167 has not been added to the Codification.

In June 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 – The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standard Updates.  This ASU includes FASB Statement No. 168 in its entirety.  While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance.  The Codification modifies the GAAP hierarchy to include only two levels of GAAP:  authoritative and nonauthoritative.

ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009, and the Company does not expect any significant financial impact upon adoption.

In July 2009, the FASB officially launched the FASB ASC 105 --  Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP, in addition to guidance issued by the Securities and Exchange Commission.  The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure.  All guidance contained in the Codification carries an equal level of authority.  The Codification is effective for interim and annual periods ending after September 15, 2009.  Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”.  Implementation of the Codification did not have any impact on the Company’s consolidated financial statements.

 NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

.

In December 2009, the FASB issued ASU No. 2009-17 regarding consolidations and improvements to financial reporting by enterprises involved with VIEs. This ASU changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting should be consolidated.  The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  This statement is effective for us beginning in the first quarter of fiscal 2011 (October 1, 2010). We are currently assessing the potential impact that the adoption of ASU No. 2009-17 will have on our consolidated financial statements.

NOTE 3 – DEPOSITS ON LEASEHOLD IMPROVEMENTS

The Company opened its first wine and spirits retail store located in Tianjin, China in December, 2008 for the distribution of its imported products. As at December 31, 2098, the Company has advanced $85,000 towards the leasehold improvements of future store(s) planned for the latter half of 2010.

NOTE 4 – INTANGIBLE ASSETS

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

Intangible assets include the following:

Description	December 31,	December 31,
	2009	2008
15 year general license to acquire & distribute wine & spirits in China	$ 960,000	$ 960,000
Website development , branding and labeling costs incurred	65,100	65,100
Less: accumulated amortization	(74,035)	(5,695)
	$ 951,065	$ 1,019,405

NOTE 5 – DEFERRED COMPENSATION

On November 1, 2008, the Company entered into an agreement with Charlton Investments Limited. (“Charlton”), a private company controlled by a significant shareholder, with a two-year term, whereby Charlton will provide investment-banking services to the Company (valued at $120,000) in exchange for 200,000 restricted shares of the Company’s common stock.

On November 1, 2008, the Company entered into an agreement with Compte de Sierge Accomodative Corp. Ld.., (“Compte”) a private company owned by a significant shareholder of the Company, for a two year term, whereby Compte will provide investor relations services to the Company (valued at $120,000) in exchange for 200,000 restricted shares of the Company’s common stock.. Compte will provide such services as researching, editing and generating a company profile, relaying the Company’s business perspectives and distribution of corporate updates, including press releases.

As of December 31, 2008, the Company had not issued the common stock related to these agreements. Additionally, the Company recorded $20,000 in common stock to be issued for services performed under the contracts at that date.

The Company amortizes the costs of these services over the respective terms of the contracts.  During the year ended December 31, 2009, the Company recorded amortization of deferred compensation totaling $120,000 (2008 - $20,000 accrued) and as at December 31, 2009 the unamortized portion of the deferred compensation totaled $100,000

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company’s capitalization is 100,000,000 common shares with a par value of $0.0001 per share.

2009 Transactions

On January 22, 2009 the Company issued 400,000 restricted common shares with a fair value of $240,000 pursuant to deferred compensation agreements (See note 5).

On April 20, 2009 the Company issued 13,000 restricted common shares with a fair value of $7,930 in exchange for services.

On November 10, 2009 the Company issued 15,000 restricted common shares with a fair value of $1,950 in exchange for services.

During the year ended December 31, 2009, the Company issued 1,375,000 shares under the Company’s 2009 & 2008 Employee Stock Option Incentive Plans with a value of $192,300 for satisfaction of debt to related parties and 345,000 shares for cash proceeds of $51,300.

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

2009 Stock Options

During the year ended December 31, 2009, the Company granted a total of 1,720,000, 5 year common stock options at various prices between $0.06 - $0.45 per share, of which 1,375,000 were exercised immediately in satisfaction of debts to related parties in the amount of $192,300. The Company recognized stock-based compensation of $19,350, which represented the fair value of the remaining 345,000 stock options granted to consultants.  The Company received cash proceeds of $51,300 on the exercise of the 345,000 stock options.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2007	-	$ -	-
Granted during 2008	162,500	0.60	-
Exercised during 2009	(162,500)	0.60	-

Balance, December 31, 2008	-	-	-
Granted during the period	1720,000	0.25	-
Exercised during the period	(1,720,000)	0.25	-

Balance, December 31, 2009	-	$ -	-

As of December 31, 2009, there were 587,500 stock options available for grant under the Company’s 2008 Stock Incentive and Option Plan.

On June 5, 2009, the Company filed Registration Statements on Form S-8 to register 6,000,000 to be issued pursuant to the Company’s 2009 Stock Incentive and Option Plan. As of December 31, 2009, there were 4,310,000 stock options available for grant under the Company’s 2009 Stock Incentive and Option Plan.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009, the Company incurred expenses for consulting fees of $115,000 (2008 - $20,000) to a Company controlled by a significant shareholder and $9,189 (2008 - $23,781) for directors fees.

During the year ended December 31, 2009, the Company incurred expenses for services of $120,000 (2008 - $Nil) to two companies controlled by a significant shareholders pursuant to service contracts (See Note 5).

During year ended December 31, 2009, the Company incurred expenses for rent of $27,612 (2008 - $12,000) to a Company controlled by a significant shareholder.

The following amounts are due to related parties:

	December 31, 2009	December 31, 2008

Organa Gardens International Inc.	$ 131,372	$ 116,631
Golden Spirit Enterprises Ltd.	72,691	31,331
Significant shareholders	9,149	20,003

	$ 213,212	$ 167,965

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. All amounts owed to the above related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 9 - INCOME TAXES

Potential benefits of United States Federal income tax losses are not recognized in the accounts until realization is more likely than not. As of December 31, 2009, the Company has combined net operating losses carried forward totaling approximately $3,451,000 for tax purposes which expire through 2029. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382 for 2002 and prior year’s losses.  Pursuant to ASC Topic 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

A reconciliation of income tax computed at the federal and state statutory tax rates is as follows:

	Year ended December 31, 2009	Year ended December 31, 2008

Federal income tax provision at statutory rate	(35.00)%	(35.00)%
State income tax provision at statutory rate, net of federal income tax effect	(0.00)	(0.00)

Total income tax provision rate	(35.00)%	(35.00)%

NOTE 9 - INCOME TAXES  (continued)

The actual income tax provisions differ from the expected amounts calculated by applying the federal income tax statutory rate to the Company’s loss before income taxes. The components of these differences are as follows:

	Year ended December 31, 2008	Year ended December 31, 2007

Loss before income taxes	$ (568,263)	$ (668,639)
Corporate tax rate	35.00%	35.00%

Expected tax expense (recovery)	(198,892)	(234,024)
Non-deductable stock based compensation	19,350	4,875
Unrecognized loss carry forward and other	179,542	229,149

Income tax provision	$ -	$ -

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	2009	2008

Non-capital loss carry forwards	$-	$-
Valuation allowance	-	-
Net deferred tax asset	$-	$-

NOTE 10- SUPPLEMENTARY CASH FLOW INFORMATION AND NON-CASH INVESTING AND   FINANCING ACTIVITIES

	Year ended December 31,		For the period from February 19, 1999 (inception) to
	2009	2008	December 31 ,2009
Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Shares issued for other intangible assets	$ -	$ 960,000	$ 960,000

Shares issued for debt settlement	$ 192,300	$ 189,541	$ 803,589
Shares issued for deferred compensastion	$ 240,000	$ -	$ 240,000

During the year ending December 31, 2009 the Company issued:

The Company issued 400,000 restricted common shares with a fair value of $240,000 pursuant to deferred compensation agreements.

The Company issued 13,000 restricted common shares with a fair value of $7,930 in exchange for services.

The Company issued 15,000 restricted common shares with a fair value of $1,950 in exchange for services.

The Company issued 1,375,000 common shares with a value of $192,300 for satisfaction of debt to related parties and 345,000 shares for cash proceeds of $51,300.

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

NOTE 12 – SUBSEQUENT EVENTS REPORTED TO APRIL 8, 2010

In January, 2010, the Company issued 200,000 restricted commons shares valued ant $14,000 pursuant to a consulting services contract with a non-related party.

On February, 2010, the Company filed Registration Statements on Form S-8 to register 9,000,000 to be issued pursuant to the Company’s 2010 Stock Incentive and Option Plan. In March, 2010, 3,000,000 stock options were granted and immediately exercised for settlement of debt to related parties in the amount of $90,000.

In 2010, the Company issued 6,195,000 shares at prices between $0.03 - $0.06 per share pursuant to the Company’s 2008, 2009 and 2010 Stock Incentive and Option Plans for settlement of debt to related parties of $214,700.

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

Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. Further, this evaluation did not identify any significant changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Changes In Internal Controls

No changes in the Company's internal controls over financial reporting occurred during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Code of Ethics

We intend to adopt a code of ethics in 2010 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons performing similar functions.  We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials.  In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal  financial officer, principle accounting officer or controller, other persons  performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

1. Officers and Directors of the Company.

DATE OF APPOINTMENT

     NAME

     AGE    POSITION

TO BOARD OF DIRECTORS

- ------------------------------------------------------------------------------------------------------------------

Christopher Scheive        47

President & Director & CEO

November 18, 2008

Jaclyn Cruz

 29

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

Jaclyn Cruz is a notary public based in New York

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

ITEM 11.    EXECUTIVE COMPENSATION

Name of Individual or          Capacities in which

                Aggregate Remuneration

    Identity of Group           Remuneration was received

For 2009

For 2008

------------------------------   -----------------------------------------

--------------------------------------

Christopher Scheive

Director, President

            $  7,000

            $ 1,000

Jaclyn Cruz

Director , Sec.,Treas.                            $  2,190

            $ 3,500

Compensation of Directors. Currently, Mr.Scheive and Ms. Cruz, Directors of Legacy Wine & Spirits International Ltd. and are paid on an occasional basis.

Stock Based Compensation

During the year ended December 31, 2009, $19,350 (2008-$4,875) in stock based compensation was recorded in our financial statements.  Stock-based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants. The Company accounts for all compensation related to stock, options or warrants using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to both employees and non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement. We do expect further stock-based compensation in 2010.

In the instance that incentive stock options are granted and immediately exercised to satisfy debts to related parties, the Company, accordingly, records no further compensation expense.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2009, with respect to the ownership of the Legacy Wine & Spirits International Ltd.'s common stock by each person known by Legacy Wine & Spirits International Ltd. to be the beneficial owner of more than five percent (5%) of Legacy Wine & Spirits International Ltd.'s common stock, by each director and officer and by all officers and directors as a group.

Name of

Address of

Amount of Shares      % of Outstanding

Beneficial Holder

Beneficial Holder

Beneficially Owned

Common Stock

- ------------------------------------------------------------------------------------------------------------------------------------------

Cede & Co.

            The Depository Trust Co

  17,102,983 (1)

75.20%

            PO Box 222 Bowling Green St’n.

             New York, NY 10272

Christopher Scheive

400 Blvd. Thomas

-

  0.00

President /Director /CEO

Unit 400 Lachute, Quebec,

J8H 1V7

Jaclyn Cruz

P.O. Box 63

5,000                0.0002%

Sec,Treas/.Director/CFO

Farmingville, New York

11738

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2009, the Company incurred expenses for consulting fees of $115,000 (2008 - $20,000) to a Company controlled by a significant shareholder and $9,189 (2008 - $23,781) for directors fees.

During the year ended December 31, 2009, the Company incurred expenses for services of $120,000 (2008 - $Nil) to two companies controlled by a significant shareholders pursuant to service contracts.

During year ended December 31, 2009, the Company incurred expenses for rent of $27,612 (2008 - $12,000) to a Company controlled by a significant shareholder.

The following amounts are due to related parties:

	December 31, 2009	December 31, 2008

Organa Gardens International Inc.	$ 131,372	$ 116,631
Golden Spirit Enterprises Ltd.	72,691	31,331
Significant shareholders	9,149	20,003

	$ 213,212	$ 167,965

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. All amounts owed to the above related parties are unsecured, non-interest bearing and have no specific terms of repayment.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

1. Audit Fees: Aggregate fees billed for each of the last two (2) fiscal years for professional services rendered by the principal accountant for the audit of the annual financial statements and review of financial statements included on Form 10-Q:

2009: $36,000

2008: $30,000

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously. These services include the review of certain registration statements.

2009: $1,000

2008: $800

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

2009: $0

2008: $0

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

Exhibit 31.1 - Section 906 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 31.2 - Section 906 Certification of Periodic Report of the Chief Financial Officer.

Exhibit 32.1 - Section 302 Certification of Periodic Report of the Chief Executive Officer.

Exhibit 32.1 - Section 302 Certification of Periodic Report of the Chief Financial Officer.

b) Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned,thereunto duly authorized, on April 12, 2010

Legacy Wine & Spirits International Ltd.

a Delaware corporation

By:

/s/:Chirstopher Scheive

Christopher Scheive

Its:

Director and President

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/: Christopher Scheive

------------------------------------

Date: April 12, 2010

Christopher Scheive

President and a Director

By: /s/ Jaclyn Cruz

-------------------------------------

Date: April 12, 2009

Jaclyn Cruz, Director, Secretary & Treasurer

By: /s/ Jaclyn Cruz