Form 10-Q
period 2010-03-31
LEGACY WINE & SPIRITS INTERNATIONAL LTD.
filed 2010-05-17
CIK 1089565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-Q

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 333-138672

Legacy Wine & Spirits International Ltd.

(Exact name of small business issuer as specified in it’s charter)

Nevada

(State or other jurisdiction of incorporation or organization)

91-1963840
(I.R.S. Employer Identification No.)

1802 Goya Street, Jonquiere

Quebec, Canada, G7Z 1C3

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

APPLICABLE ONLY TO CORPORATE ISSUERS

On May 12, 2010 there were 28,514,085 shares outstanding of the issuer’s common stock.

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage company)

CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009

CURRENT ASSETS
Cash	$ 10,324	$ 6,743
Inventory, at cost	32,930	39,863
Prepaid Expenses	4,785	10,871

TOTAL CURRENT ASSETS	48,039	57,477

DEPOSIT ON LEASEHOLD IMPROVEMENTS	85,000	85,000
LEASEHOLD IMPROVEMENTS, net of depreciation of $10,801 (2009 - $8,643)	108,705	110,863
FURNITURE AND FIXTURES, net of depreciation of $32,611 (2009 - $32,537)	916	990
OTHER INTANGIBLE ASSETS, net of amortization of $91,120 (2009 - $74,035)	933,980	951,065

TOTAL ASSETS	$ 1,176,640	$ 1,205,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 49,980	$ 55,890
Due to Golden Spirit Enterprises Ltd.	72,668	72,691
Due to Organa Gardens International Inc.	131,372	131,372
Due to related parties	28,735	9,149

TOTAL CURRENT LIABILITIES	282,755	269,102

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value, 100,000,000 shares authorized
Issued and outstanding: 27,139,085 (2009 – 22,744,085) common shares	2,714	2,275
Additional paid-in capital	4,643,300	4,485,039
Deferred compensation	(70,000)	(100,000)
Deficit accumulated during the development stage	(3,682,129)	(3,451,021)

TOTAL STOCKHOLDERS’ EQUITY	893,885	936,293

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,176,640	$ 1,205,395

The accompanying notes are an integral part of these consolidated financial statements

LEGACY WINE & SPIRITS INTERNATIONAL LTD.)

 (A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Cumulative from February 19, 1999 (inception) to March 31 ,
	2010	2009	2010

REVENUES
Wine sales	$ 9,088	$ 13,533	$ 56,596

COST OF GOODS SOLD	7,362	5,658	35,399

GROSS PROFIT	1,726	7,875	21,197

GENERAL AND ADMINISTRATIVE EXPENSES
Wine Promotions	-	369	3,233
Store supplies	219	-	3,620
Advertising	-	362	757
Property Tax	-	211	1,962
Investor relations	15,000	15,000	87,500
Consulting	158,348	28,517	832,158
Depreciation and amortization	19,318	19,169	134,533
Exploration costs	-	-	17,214
Management Fees	-	-	131,200
Office and General	17,965	18,938	434,779
Professional Fees	11,786	10,222	341,925
Travel and accommodation	4,713	3,285	113,289
Wages and salaries	5,485	9,552	117,394
Website development costs	-	-	158,772
Write-down of technology license	-	-	912,653
Write-down of URL’s	-	-	247,500

TOTAL EXPENSES	232,834	105,625	3,538,489

OTHER INCOME (EXPENSES)
Property Option Loss	-	-	(15,500)
Interest on settlement of due to related parties	-	-	(149,337)

TOTAL OTHER INCOME (EXPENSES)	-	-	(164,837)

Loss before Income Taxes	(231,108)	(97,750)	(3,682,129)
Income Tax Provision		-	-

NET LOSS	$ (231,108)	$ (97,750)	$ (3,682,129)
BASIC AND DILUTED INCOME (LOSS) PER SHARE	$ (0.01)	$ (0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	23,589,918	20,898,307

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2010	Three months ended March 31, 2009	Cumulative from February, 19, 1999 (inception) to March 31 , 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (231,108)	$ (97,750)	$ (3,682,129)
Adjustments to reconcile net loss to net cash (used in) operating activities:
-depreciation and amortization	19,318	19,169	134,533
- fees and services paid with shares	44,000	30,000	286,905
- interest on settlement of due to related parties	-	-	149,337
- non-cash exploration costs	-	-	9,500
- write down of technology license	-	-	912,654
- write off of website development costs	-	-	158,772
- write down of URLs	-	-	247,500
- net changes in working capital items	(21,109)	(6,174)	473,546
- inventory	6,933	5,213	(32,930)

NET CASH FLOWS (USED IN) OPERATING ACTIVITIES	(181,966)	(49,542)	(1,342,312)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	-	-	(24,317)
Deposit on Leasehold improvements	-	-	(85,000)
Leasehold improvements	-	-	(119,505)
Website development costs	-	-	(223,872)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(452,694)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances (to) from related parties	185,547	44,329	933,530
Proceeds on sale of common stock	-	-	871,800

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	185,547	44,239	1,805,330

NET (DECREASE) INCREASE IN CASH	3,581	(5,213)	10,324
			-
CASH, BEGINNING OF PERIOD	6,743	13,432

CASH, END OF PERIOD	$ 10,324	$ 8,219	$ 10,324

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.-

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company is a development stage company and its general business is the operation of a wine store in Tianjin, China.  The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the wine operations. The Company has incurred losses of $3,682,129 from inception to March 31, 2010 and has a working capital deficiency of $234,716. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.

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

The unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation B Article 8 “Financial Statements of Smaller Reporting Companies” as promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the audited financial statements for the period ended December 31, 2009 indexed in Form 10-K.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

Operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The financial statements include the accounts of the Company and its subsidiary, a 100% interest in Tianjin Legacy Wine Trading Co. Ltd. – All significant intercompany transactions and balances have been eliminated in consolidation.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.-

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

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

Furniture and Fixtures

Furniture and Fixtures are carried at acquisition cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets on a straight line basis – generally from 3-5 years.

Leasehold Improvements

Leasehold Improvements is carried at acquisition cost less accumulated depreciation. Depreciation is provided over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets on straight line basis per annum.

 Intangible Assets

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 , “Intangibles-Goodwill and Other” requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of March 31. 2010, the Company believes there is no impairment of its intangible assets. The Company's intangible assets consist of the acquisition of the license to import and distribute wine & liquor products and various brands and labels. The Company determined that the intangibles have an estimated useful life of 15 years and will be reviewed annually for impairment. Amortization will be recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes. The Company commenced amortization when the economic benefits of the assets begin to be consumed in December 2008. Other intangibles are carried at acquisition cost less accumulated amortization. Amortization is provided over the estimated useful lives of the assets on straight line basis per annum.

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

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

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

Recent Accounting Pronouncements

In September 2009, the FASB issued ASU No. 2009-12 – Fair Value

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

LEGACY WINE & SPIRITS INTERNATIONAL LTD.-

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t.)

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

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the period ending September 30, 2009. Management has determined that the adoption of SFAS 168 will not have an impact on its consolidated financial statements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141R, Business Combinations, and Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. Statement No. 141R modifies the accounting and disclosure requirements for business combinations and broadens the scope of the previous standard to apply to all transactions in which one entity obtains control over another business. Statement No. 160 establishes new accounting and reporting standards for non-controlling interests in subsidiaries. The Company will be required, if applicable, to apply the provisions of the new standards in the first quarter of 2009. Early adoption is not permitted for these new standards. The adoption of this standard during the period did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

LEGACY WINE & SPIRITS INTERNATIONAL LTD.-

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (con’t.)

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

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements.  Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated.  This ASU is effective upon the issuance of this ASU.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”).  Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively.  Early adoption is permitted.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

NOTE 3 – DEPOSITS ON LEASEHOLD IMPROVEMENTS

The Company opened its first wine and spirits retail store located in Tianjin, China in December, 2008 for the distribution of its imported products. As at March 31,2010 the Company has advanced $85,000 towards the leasehold improvements of future store(s) planned for the latter half of 2010.

NOTE 4 – INTANGIBLE ASSETS

On May 5, 2008, the Company signed an agreement with Legacy Wine and Spirits Merchants Ltd (“Legacy Merchants”) a Hong Kong based Company, for the rights to a fifteen (15) year general license to import, bottle,

LEGACY WINE & SPIRITS INTERNATIONAL LTD.-

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

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

Intangible assets include the following:

Description	March 31,	December 31,
	2010	2009
15 year general license to acquire & distribute wine & spirits in China	$ 960,000	$ 960,000
Website development , branding and labeling costs incurred	65,100	65,100
Less: accumulated amortization	(91,120)	(74,035)
	$ 933,980	$ 951,065

NOTE 5 – DEFERRED COMPENSATION

On November 1, 2008, the Company entered into an agreement with Charlton Investments Limited. (“Charlton”), a private company controlled by a significant shareholder, with a two-year term, whereby Charlton will provide investment-banking services to the Company (valued at $120,000) in exchange for 200,000 restricted shares of the Company’s common stock .

On November 1, 2008, the Company entered into an agreement with Compte de Sierge Accomodative Corp. Ltd.., (“Compte”) a private company owned by a significant shareholder of the Company, for a two year term, whereby Compte  will provide investor relations services to the Company (valued at $120,000) in exchange for 200,000 restricted shares of the Company’s common stock. Compte will provide such services as researching, editing and generating a company profile, relaying the Company’s business perspectives and distribution of corporate updates, including press releases .

The Company amortizes the costs of these services over the respective terms of the contracts.  During the three months ended March 31, 2010, the Company recorded amortization of deferred compensation totaling $30,000 and as at March 31, 2010 the unamortized portion of the deferred compensation totaled $70,000.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company’s capitalization is 100,000,000 common shares with a par value of $0.0001 per share.

2010 Transactions

On January 20, 2010 the Company issued 200,000 restricted common shares with a fair value of $14,000 to a consultant for his current services.

During the three months ended March 31, 2010 the Company issued 4,195,000 shares under the Company’s 2010 & 2009 Employee Stock Option Incentive Plans with a value of $144,700 for satisfaction of debt to related parties.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.-

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY (con’t.)

2009 Transactions

During the three months ended March 31, 2009, the Company issued 400,000 restricted common shares with a fair value of $240,000 pursuant to deferred compensation agreements.

2010 Stock Options

During the three months ended March 31, 2010 the Company issued 4,195,000 shares under the Company’s 2010 & 2009 Employee Stock Option Incentive Plans at various prices between $0.03 to $0.07 with a total value of $144,700 for satisfaction of debt to related parties.  Accordingly, no further stock based compensation was recorded.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2008	-	-	-
Granted during the period	1720,000	0.25	-
Exercised during the period	(1,720,000)	0.25	-

Balance, December 31, 2009	-	$ -	-

Granted during the period	4,195,000	0.07	-
Exercised during the period	(4,195,000)	0.07	-

Balance, March 31, 2010	-	$ -	-

As of March 31, 2010 there were 587,500 stock options available for grant under the Company’s 2008 Stock Incentive and Option Plan.

As of March 31,2010 there were 3,965,000 stock options available for grant under the Company’s 2009 Stock Incentive and Option Plan

On February 9 2010, the Company filed Registration Statements on Form S-8 to register 9,000,000 to be issued pursuant to the Company’s 2010 Stock Incentive and Option Plan. As of March 31, 2010 there were 5,150,000 stock options available for grant under the Company’s 2010 Stock Incentive and Option Plan

LEGACY WINE & SPIRITS INTERNATIONAL LTD.-

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY (con’t.)

2009 Stock Options

No stock options were granted during the three month period ended March 31, 2009

(a)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2007	-	$ -
Granted during 2008	162,500	0.60	5 years
Exercised during 2008	(162,500)	(0.60)
Balance, December 31, 2008	-	-
Balance, March 31, 2009	-	$ -

(b)

As of March 31, 2009, there were 617,500 stock options available for grant under the Company’s 2008 Stock Incentive and Option Plan.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010, the Company incurred expenses for consulting fees of $90,000 (2009 - $Nil) to a significant shareholder and Companies controlled by a significant shareholder and $9,189 (2009 - $3,913) for directors fees.

During the three months ended March 31, 2010, the Company incurred expenses for services of $30,000 (2009 - $30,000) to two companies controlled by a significant shareholders pursuant to service contracts (See Note 5).

During the three months ended March 31, 2010, the Company incurred expenses for rent of $6,529 (2009 - $7,306) to a Companies controlled by a significant shareholder.

The following amounts are due to related parties:

	March 31, 2010	December 31, 2009

Organa Gardens International Inc.	$ 132,372	$ 131,372
Golden Spirit Enterprises Ltd.	72,668	72,691
Significant shareholders	28,735	9,149

	$ 232,775	$ 213,212

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. All amounts owed to the above related parties are unsecured, non-interest bearing and have no specific terms of repayment.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.-

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(Unaudited)

NOTE 8 – INCOME TAXES

Potential benefits of United States Federal income tax losses are not recognized in the accounts until realization is more likely than not. As of March 31,2010, the Company has combined net operating losses carried forward totalling approximately 3,675,000 for tax purposes which expire through 2030. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382 for 2002 and prior year’s losses.  Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

NOTE 9- SUPPLEMENTARY CASH FLOW INFORMATION AND NON-CASH INVESTING AND   FINANCING ACTIVITIES

	Three months ended March 31,		For the period from February 19, 1999 (inception) to
	2010	2009	September 30, 2009

Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Shares issued for other intangible assets	$ -	$ -	$ 960,000

Shares issued for debt settlement	$ 144,700	$ -	$ 755,989

Shares issued for deferred compensation	$ -	$ 240,000	$ 240,000

The Company issued 4,195,000 common shares with a value of $144,700 for satisfaction of debt to related parties during the three months ended March 31, 2010.

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

Tianjin Store	2010	2011	2012	2013	2014	TOTAL
Lease rental	$14,700	$14,700	$14,700	$14,700	$14,700	$73,500

NOTE 11 - SUBSEQUENT EVENTS

In April and May, 2010, the Company issued 1,375,000 shares at $0.12 per share pursuant to the Company’s 2010 Stock Incentive and Option Plan to satisfy debts to related parties in the amount of $41,250.

Item 2. Management’s Discussion and Analysis of Financial Condition and  Results of  Operations.

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

The Company has also incurred $10,000 in costs for sourcing of product and brands with wine & spirits manufacturers in China. As at March 31, 2010, the inventory totaled $32,930 (December 2009- $39,863).

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

As of March 31, 2010, the Company is in the process of producing the first of its own brand of select wines under private label from choice vintners around the world.

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

Liquidity and Capital Resources.

At March 31, 2010, we had total assets of $1,176,640, including current assets in cash of $10,324, inventory, at cost, $32,930 and prepaid expenses of $4,785.  We have a deposit on leasehold improvements of $85,000, actual leasehold improvements, net of depreciation of $10,801 in the amount of $108,705,equipment, net of depreciation of $32,611, in the amount of $916 and other intangible assets of , net of amortization of $91,120 in the amount of $933,080. As of December 31, 2009, we had total current assets of $57,477. The decrease in assets is due to depreciation and amortization of our assets, sale of inventory and expensing the expired portion of prepaid expenses.

At March 31, 2010, we had current liabilities of $282,755, which was represented by accounts payable and accrued liabilities of $49,980, a related party payable to Golden Spirit Enterprises Ltd. in the amount of $72,668, a related party payable to Organa Gardens International Inc. in the amount of $131,172 and $28,735 due to other related parties. As of December 31, 2009 we had total current liabilities of $269,102  The increase in liabilities was a result of an increase in amounts owing to related parties.  At March 31, 2010, we had a working capital deficiency of $234,716. (December 31, 2009 - $211,625).

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

Results of Operations

We have begun to realize some revenues from our retail wine store in China operations. Revenues for the three month period ended March 31, 2010 were $9,088 (2009 - $13,533) Loss from operations for the three month period ended March 31, 2010 was $231,108 (2009 - $97,750).  This increase in loss was due to an increase in consulting expenses this quarter.

From inception to March 31, 2010 our Company has incurred cumulative net losses of $3,682,129, resulting primarily from the write-down of certain internet related activities we were previously involved in. These included a write-down of a proprietary internet technology license in the amount of $912,653, a write-down of URL’s acquired in the amount of $247,500, and a write-down of website development costs in the amount of $158,772, management and consulting fees of $805,010; travel and accommodation of $108,576; office and general expenses of $423,261, professional fees of $330,139; depreciation and amortization expense of $115,392, exploration costs of $17,214, a property option loss of $15,500 and interest on settlement of debt of $149,337.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2010, we had cash in the amount of $10,324. We have generated small revenues in the amount of $56,596 since inception and have incurred a net loss of $3,682,129 from our inception on February 19, 1999 to March 31, 2010. Our current operating funds are insufficient to expand the  operation of our  business venture as well as providing funds for anticipated operating overheads, professional fees and regulatory filing fees. Legacy Wine & Spirits International Ltd. does expect significant costs to complete the leasehold improvements and supply wine & liquor inventory to future liquor store locations for its business venture. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. It currently is attempting to raise capital through sophisticated private investors. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated business plan.

Item 4T Controls and Procedures.

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

2010 Transactions

On January 20, 2010 the Company issued 200,000 restricted common shares with a fair value of $14,000 to a consultant for his current services.

During the three months ended March 31, 2010 the Company issued 4,195,000 shares under the Company’s 2010 & 2009 Employee Stock Option Incentive Plans with a value of $144,700 for satisfaction of debt to related parties.

2009 Transactions

During the three months ended March 31, 2009, the Company issued 400,000 restricted common shares with a fair value of $240,000 pursuant to deferred compensation agreements.

2010 Stock Options

During the three months ended March 31, 2010 the Company issued 4,195,000 shares under the Company’s 2010 & 2009 Employee Stock Option Incentive Plans at various prices between $0.03 to $0.07 with a total value of $144,700 for satisfaction of debt to related parties.  Accordingly, no further stock based compensation was recorded.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2008	-	-	-
Granted during the period	1720,000	0.25	-
Exercised during the period	(1,720,000)	0.25	-

Balance, December 31, 2009	-	$ -	-

Granted during the period	4,395,000	0.07	-
Exercised during the period	(4,195,000)	0.07	-

Balance, March 31, 2010	-	$ -	-

As of March 31, 2010 there were 587,500 stock options available for grant under the Company’s 2008 Stock Incentive and Option Plan.

As of March 31, 2010 there were 3,965,000 stock options available for grant under the Company’s 2009 Stock Incentive and Option Plan

On February 9 2010, the Company filed Registration Statements on Form S-8 to register 9,000,000 to be issued pursuant to the Company’s 2010 Stock Incentive and Option Plan. As of March 31, 2010 there were 5,150,000 stock options available for grant under the Company’s 2010 Stock Incentive and Option Plan.

No stock options were granted during the three month period ended March 31, 2009

(a)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Balance, December 31, 2007	-	$ -
Granted during 2008	162,500	0.60	5 years
Exercised during 2008	(162,500)	(0.60)
Balance, December 31, 2008	-	-
Balance, March 31, 2009	-	$ -

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

LEGACY WINE & SPIRITS INTERNAIIONAL LTD.

Date: May 17,2010	By: /s/ C. Scheive
Christopher Scheive
President and a Director

Date: May 17,2010	By: /s/ J. Cruz
Jaclyn Cruz
Director, Secretary & Treasurer