Form 10-Q
period 2010-06-30
LEGACY WINE & SPIRITS INTERNATIONAL LTD.
filed 2010-08-10
CIK 1089565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010,

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 333-138672

Legacy Wine & Spirits International Ltd.

(Exact name of small business issuer as specified in ~~it’s~~ its charter)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [ X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

On July 31, 2010 there were 30,014,085 shares outstanding of the issuer’s common stock.

INDEX	Page
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheet as of June 30, 2010 (Unaudited) and December 31, 2009	F-1
Statements of Operations (Unaudited) For the Three Months Ended June 30, 2010 and 2009, and the Period from February 18, 1999 (Inception)through June 30, 2010	F-2
Statements of Cash Flows (Unaudited) For the Three Months Ended June 30, 2010 and 2009, and the Period from February 18, 1999 (Inception) through June 30, 2010	F-3
Notes To Financial Statements (Unaudited)	F-4
Item 2. Management's Discussion and Analysis or Plan of Operation	3
Item 3. Quantitative and Qualitative Disclosures About Market Risk	8
Item 4T. Controls and Procedures	8
Part II. OTHER INFORMATION
Item 1. Legal Proceedings	9
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	9
Item 3. Defaults Upon Senior Securities	10
Item 4. Submission of Matters to a Vote of Security Holders	10
Item 5. Other Information	10
Item 6. Exhibits	11
SIGNATURES	11

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage Company)

CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009

CURRENT ASSETS
Cash	$ 11,247	$ 6,743
Inventory, at cost	23,515	39,863
Prepaid Expenses	5,335	10,871

TOTAL CURRENT ASSETS	40,097	57,477

DEPOSIT ON LEASEHOLD IMPROVEMENTS	85,000	85,000
LEASEHOLD IMPROVEMENTS, net of depreciation of $13,670 (2009 - $8,643)	105,836	110,863
FURNITURE AND FIXTURES, net of depreciation of $32,685 (2009 - $32,537)	842	990
OTHER INTANGIBLE ASSETS, net of amortization of $108,205 (2009 - $74,035)	916,895	951,065

TOTAL ASSETS	$ 1,148,670	$ 1,205,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 41,479	$ 55,890
Due to Golden Spirit Enterprises Ltd.	72,668	72,691
Due to Organa Gardens International Inc.	131,372	131,372
Due to related parties	72,840	9,149

TOTAL CURRENT LIABILITIES	318,359	269,102

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value, 100,000,000 shares authorized
Issued and outstanding: 30,014,085 (2009 – 22,744,085) common shares	3,002	2,275
Additional paid-in capital	4,744,262	4,485,039
Deferred compensation	(96,250)	(100,000)
Deficit accumulated during the development stage	(3,820,703)	(3,451,021)

TOTAL STOCKHOLDERS’ EQUITY	830,311	936,293

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,148,670	$ 1,205,395

The accompanying notes are an integral part of these consolidated financial statements

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

 (A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30,		Six months ended June 30,		Cumulative from February 19, 1999 (inception) to June 30,
	2010	2009	2010	2009	2010

REVENUES
Wine sales	$ 14,823	$ 8,666	$ 23,911	$ 22,199	$ 71,419

COST OF GOODS SOLD	9,090	4,350	16,452	9,262	44,489

GROSS PROFIT	5,733	4,316	7,459	12,937	26,930

GENERAL AND ADMINISTRATIVE EXPENSES
Wine Promotions	-	-	-	-	3,233
Store supplies	-	129	219	1,606	3,620
Advertising	-	-	-	-	757
Property Tax	-	-	-	-	1,962
Investor relations	16,875	17,500	31,875	32,500	104,375
Consulting	58,261	36,948	216,609	65,465	890,419
Depreciation and amortization	19,317	19,171	38,635	38,340	153,850
Exploration costs	-	-		-	17,214
Management Fees	-	-		-	131,200
Office and General	17,857	23,765	35,822	42,914	452,636
Professional Fees	18,994	6,013	30,780	16,235	360,919
Travel and accommodation	8,979	1,677	13,692	4,962	122,268
Wages and salaries	4,024	4,236	9,509	13,788	121,418
Website development costs	-	-		-	158,772
Write-down of technology license	-	-		-	912,653
Write-down of URL’s	-	-		-	247,500

TOTAL EXPENSES	144,307	109,439	377,141	215,810	3,682,796

OTHER INCOME (EXPENSES)
Property Option Loss	-	-	-	-	(15,500)
Interest on settlement of due to related parties	-	-	-	-	(149,337)

TOTAL OTHER INCOME (EXPENSES)	-	-	-	-	(164,837)

Loss before Income Taxes	(138,574)	(105,123)	(369,682)	(202,873)	(3,820,703)
Income Tax Provision		-		-	-

NET LOSS	$ (138,574)	$ (105,123)	$ (369,682)	$ (202,873)	$ (3,820,703)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	28,848,700	21,013,481	26,233,836	20,956,212

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended June 30, 2010	Six months ended June 30, 2009	Cumulative from February 19, 1999 (inception) to June 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (369,682)	$ (202,873)	$ (3,820,703)
Adjustments to reconcile net loss to net cash (used in) operating activities:
- depreciation and amortization	39,345	38,340	154,560
- fees and services paid with shares	77,750	77,830	320,655
- interest on settlement of due to related parties	-	-	149,337
- non-cash exploration costs	-	-	9,500
- write down of technology license	-	-	912,654
- write off of website development costs	-	-	158,772
- write down of URLs	-	-	247,500
- net changes in working capital items	(8,875)	(14,617)	485,780
- inventory	16,348	5,213	(23,515)

NET CASH FLOWS (USED IN) OPERATING ACTIVITIES	(245,114)	(96,107)	(1,405,460)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	-	-	(24,317)
Deposit on Leasehold improvements	-	-	(85,000)
Leasehold improvements	-	-	(119,505)
Website development costs	-	-	(223,872)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(452,694)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances (to) from related parties	249,618	75,016	997,601
Proceeds on sale of common stock	-	13,500	871,800

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	249,618	88,516	1,869,401

NET (DECREASE) INCREASE IN CASH	4,504	(7,591)	11,247

CASH, BEGINNING OF PERIOD	6,743	13,432	-

CASH, END OF PERIOD	$ 11,247	$ 5,841	$ 11,247

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company is a development stage company and its general business is the operation of a wine store in Tianjin, China.  The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the wine operations. The Company has incurred losses of $3,820,703 from inception to June 30, 2010 and has a working capital deficiency of $278,262. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.

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

Operating results for the three and six month periods ended June 30, 2010 and June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

JUNE 30, 2010

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

Intangible Assets

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 , “Intangibles-Goodwill and Other” requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of June 30, 2010, the Company believes there is no impairment of its intangible assets. The Company's intangible assets consist of the acquisition of the license to import and distribute wine & liquor products and various brands and labels. The Company determined that the intangibles have an estimated useful life of 15 years and will be reviewed annually for impairment. Amortization will be recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes. The Company commenced amortization when the economic benefits of the assets begin to be consumed in December 2008. Other intangibles are carried at acquisition cost less accumulated amortization. Amortization is provided over the estimated useful lives of the assets on straight line basis per annum.

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

JUNE 30, 2010

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

JUNE 30, 2010

(Unaudited)

NOTE 2- BASIS OF PRESENTATION (continued)

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

NOTE 3 – DEPOSITS ON LEASEHOLD IMPROVEMENTS

The Company opened its first wine and spirits retail store located in Tianjin, China in December, 2008 for the distribution of its imported products. As at June 30, 2010 the Company has advanced $85,000 towards the leasehold improvements of future store(s) planned for the latter half of 2010.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

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

Intangible assets include the following:

Description	June 30,	December 31,
	2010	2009
15 year general license to acquire & distribute wine & spirits in China	$ 960,000	$ 960,000
Website development , branding and labeling costs incurred	65,100	65,100
Less: accumulated amortization	(108,205)	(74,035)
	$ 916,895	$ 951,065

NOTE 5 – DEFERRED COMPENSATION

On November 1, 2008, the Company entered into an agreement with Charlton Investments Limited. (“Charlton”), a private company controlled by a significant shareholder, with a two-year term, whereby Charlton will provide investment-banking services to the Company (valued at $120,000) in exchange for 200,000 restricted shares of the Company’s common stock.

On November 1, 2008, the Company entered into an agreement with Compte de Sierge Accomodative Corp. Ltd., (“Compte”) a private company owned by a significant shareholder of the Company, for a two year term, whereby Compte  will provide investor relations services to the Company (valued at $120,000) in exchange for 200,000 restricted shares of the Company’s common stock. Compte will provide such services as researching, editing and generating a company profile, relaying the Company’s business perspectives and distribution of corporate updates, including press releases.

On May 15, 2010, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades provides investor relations services to the Company (valued at $30,000) in exchange for 750,000 restricted shares of the Company’s common stock.  During the six months ended June 30, 2010, a total of $1,875 has been expensed (December 31, 2009 - $Nil).

On May 15, 2010, the Company entered into an agreement with a consultant, for a two year term, whereby the consultant provides consulting services to the Company (valued at $30,000) in exchange for 750,000 shares of the Company’s common stock.  During the six months ended June 30, 2010, a total of $1,875 has been expensed (December 31, 2009 - $Nil).

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

NOTE 5 – DEFERRED COMPENSATION (con’t)

The Company amortizes the costs of these services over the respective terms of the contracts.  During the six months ended June 30, 2010, the Company recorded amortization of deferred compensation totaling totalling $63,750 and as at June 30, 2010 the unamortized portion of the deferred compensation totaled totalled $96,250.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company’s capitalization is 100,000,000 common shares with a par value of $0.0001 per share.

2010 Transactions

On January 20, 2010 the Company issued 200,000 restricted common shares with a fair value of $14,000 to a consultant for his current services.

During the six months ended June 30, 2010 the Company issued 5,570,000 shares under the Company’s 2010 & 2009 Employee Stock Option Incentive Plans with a value of $185,950 for satisfaction of debt to related parties.

On May 26, 2010, the Company issued 1,500,000 restricted common shares with a fair value of $60,000 pursuant to deferred compensation agreements.

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

2010 Stock Options

During the six months ended June 30, 2010 the Company issued 5,570,000 shares under the Company’s 2010 & 2009 Employee Stock Option Incentive Plans at various prices between $0.03 to $0.07 with a total value of $185,950 for satisfaction of debt to related parties.  Accordingly, no further stock based compensation was recorded.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2008	-	-	-
Granted during the period	1720,000	0.25	-
Exercised during the period	(1,720,000)	0.25	-

Balance, December 31, 2009	-	$ -	-

Granted during the period	5,570,000	0.07	-
Exercised during the period	(5,570,000)	0.07	-

Balance, June 30, 2010	-	$ -	-

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY

As of June 30, 2010 there were 587,500 stock options available for grant under the Company’s 2008 Stock Incentive and Option Plan.

As of June 30, 2010 there were 3,965,000 stock options available for grant under the Company’s 2009 Stock Incentive and Option Plan

On February 9, 2010, the Company filed Registration Statements on Form S-8 to register 9,000,000 to be issued pursuant to the Company’s 2010 Stock Incentive and Option Plan. As of March 31, 2010 there were 3,775,000 stock options available for grant under the Company’s 2010 Stock Incentive and Option Plan

2009 Stock Options

During the six month period ended June 30, 2009, the Company granted a total of 30,000, 5 year common stock options at an exercise price of $0.45 per share.  The Company recognized stock-based compensation of $9,900 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

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

JUNE 30, 2010

(Unaudited)

As of June 30, 2009, there were 587,500 stock options available for grant under the Company’s 2008 Stock Incentive and Option Plan.

On June 5, 2009, the Company filed Registration Statements on Form S-8 to register 6,000,000 to be issued pursuant to the Company’s 2009 Stock Incentive and Option Plan. No options were granted.

NOTE 7 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2010, the Company incurred expenses for consulting fees of $90,000 (2009 - $Nil) to a significant shareholder and Companies controlled by a significant shareholder and $2,420 (2009 - $3,913) for directors fees.

During the six months ended June 30, 2010, the Company incurred expenses for services of $63,750 (2009 - $60,000) to significant shareholders pursuant to service contracts (See Note 5).

During the six months ended June 30, 2010, the Company incurred expenses for rent of $12,984 (2009 - $7,306) to a Companies controlled by a significant shareholder.

The following amounts are due to related parties:

	June 30, 2010	December 31, 2009

Organa Gardens International Inc.	$ 132,372	$ 131,372
Golden Spirit Enterprises Ltd.	72,668	72,691
Significant shareholders	72,840	9,149

	$ 277,880	$ 213,212

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. All amounts owed to the above related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 8 – INCOME TAXES

Potential benefits of United States Federal income tax losses are not recognized in the accounts until realization is more likely than not. As of June 30, 2010, the Company has combined net operating losses carried forward totalling approximately $3,820,000 for tax purposes which expire through 2030. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382 for 2002 and prior year’s losses.  Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

LEGACY WINE & SPIRITS INTERNATIONAL LTD. -

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

NOTE 9- SUPPLEMENTARY CASH FLOW INFORMATION AND NON-CASH INVESTING AND   FINANCING ACTIVITIES

	Six months ended June 30,		For the period from February 19, 1999 (inception) to
	2010	2009	June 30 , 2010

Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Shares issued for other intangible assets	$ -	$ -	$ 960,000

Shares issued for debt settlement	$ 185,950	$ -	$ 797,239

Shares issued for deferred compensation	$ 60,000	$ 300,000	$ 360,000

The Company issued 5,570,000 common shares with a value of $185,950 for satisfaction of debt to related parties during the six months ended June 30, 2010.

On May 26, 2010, the Company issued 1,500,000 restricted common shares with a fair value of $60,000 pursuant to deferred compensation agreements.

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

The Company has also incurred $10,000 in costs for sourcing of product and brands with wine & spirits manufacturers in China. As at June 30, 2010, the inventory totaled $23,515 (December 2009- $39,863).

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

As of June 30, 2010, the Company is in the process of producing the first of its own brand of select wines under private label from choice vintners around the world.

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

Liquidity and Capital Resources.

At June 30, 2010, we had total assets of $1,148,670, including current assets in cash of $11,247, inventory, at cost, $23,515 and prepaid expenses of $5,335.  We have a deposit on leasehold improvements of $85,000, actual leasehold improvements, net of depreciation of $13,670 in the amount of $105,836, equipment, net of depreciation of $32,685, in the amount of $842 and other intangible assets of , net of amortization of $108,205 in the amount of $916,895. As of December 31, 2009, we had total current assets of $57,477. The decrease in assets is due to depreciation and amortization of our assets, sale of inventory and expensing the expired portion of prepaid expenses.

At June 30, 2010, we had current liabilities of $318,359, which was represented by accounts payable and accrued liabilities of $41,479, a related party payable to Golden Spirit Enterprises Ltd. in the amount of $72,668, a related party payable to Organa Gardens International Inc. in the amount of $131,172 and $72,840 due to other related parties. As of December 31, 2009 we had total current liabilities of $269,102 The increase in liabilities was a result of an increase in amounts owing to related parties.  At June 30, 2010, we had a working capital deficiency of $278,262. (December 31, 2009 - $211,625).

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

Results of Operations

We have begun to realize some revenues from our retail wine store in China operations. Revenues for the three month period ended June 30, 2010 were $14,823 (2009 - $8,666) Loss from operations for the three month period ended June 30, 2010 was $138,574 (2009 - $105,123).  This increase in loss was due to an increase in consulting expenses for the three months ended June 30, 2010.. Revenues for the six month period ended June 30, 2010 were $23,911 (2009 - $22,199) Loss from operations for the six month period ended June 30, 2010 was $369,682 (2009 - $202,873).  This increase in loss was due to an increase in consulting expenses for the six months ended June 30, 2010.

From inception to June 30, 2010 our Company has incurred cumulative net losses of $3,820,703, resulting primarily from the write-down of certain internet related activities we were previously involved in. These included a write-down of a proprietary internet technology license in the amount of $912,653, a write-down of URL’s acquired in the amount of $247,500, and a write-down of website development costs in the amount of $158,772, management and consulting fees of $890,419; travel and accommodation of $122,268; office and general expenses of $452,636, professional fees of $360,919; depreciation and amortization expense of $153,850, exploration costs of $17,214, a property option loss of $15,500 and interest on settlement of debt of $149,337.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2010, we had cash in the amount of $11,247. We have generated small revenues in the amount of $71,419 since inception and have incurred a net loss of $3,820,703 from our inception on February 19, 1999 to June 30, 2010. Our current operating funds are insufficient to expand the operation of our business venture as well as providing funds for anticipated operating overheads, professional fees and regulatory filing fees. Legacy Wine & Spirits International Ltd. does expect significant costs to complete the leasehold improvements and supply wine & liquor inventory to future liquor store locations for its business venture. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. It currently is attempting to raise capital through sophisticated private investors. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated business plan.

Item 4T. Controls and Procedures.

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2010 the Company issued 5,570,000 shares under the Company’s 2010 & 2009 Employee Stock Option Incentive Plans with a value of $185,950 for satisfaction of debt to related parties.

On May 26, 2010, the Company issued 1,500,000 restricted common shares with a fair value of $60,000 pursuant to deferred compensation agreements.

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

2010 Stock Options

During the six months ended June 30, 2010 the Company issued 5,570,000 shares under the Company’s 2010 & 2009 Employee Stock Option Incentive Plans at various prices between $0.03 to $0.07 with a total value of $185,950 for satisfaction of debt to related parties.  Accordingly, no further stock based compensation was recorded.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2008	-	-	-
Granted during the period	1720,000	0.25	-
Exercised during the period	(1,720,000)	0.25	-

Balance, December 31, 2009	-	$ -	-

Granted during the period	5,570,000	0.07	-
Exercised during the period	(5,570,000)	0.07	-

Balance, June 30, 2010	-	$ -	-

As of June 30, 2010 there were 587,500 stock options available for grant under the Company’s 2008 Stock Incentive and Option Plan.

As of June 30, 2010 there were 3,965,000 stock options available for grant under the Company’s 2009 Stock Incentive and Option Plan

On February 9, 2010, the Company filed Registration Statements on Form S-8 to register 9,000,000 to be issued pursuant to the Company’s 2010 Stock Incentive and Option Plan. As of March 31, 2010 there were 3,775,000 stock options available for grant under the Company’s 2010 Stock Incentive and Option Plan

2009 Stock Options

During the six month period ended June 30, 2009, the Company granted a total of 30,000, 5 year common stock options at an exercise price of $0.45 per share.  The Company recognized stock-based compensation of $9,900 in accordance with SFAS 123R which represented the fair value of stock options granted to consultants in exchange for services rendered to the Company.

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

LEGACY WINE & SPIRITS INTERNAIIONAL LTD.

Date: August 10,2010	By: /s/ C. Scheive
Christopher Scheive
President and a Director

Date: August 10,2010	By: /s/ J. Cruz
Jaclyn Cruz
Director, Secretary & Treasurer