Form 10-Q
period 2010-09-30
LEGACY WINE & SPIRITS INTERNATIONAL LTD.
filed 2010-11-18
CIK 1089565

 UNITED STATES ;

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_____________

FORM 10-Q ;

(Mark One)

[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [ X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

On October 31, 2010 there were 33,714,085 shares outstanding of the issuer’s common stock.

INDEX	Page
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheet as of September 30, 2010 (Unaudited) and December 31, 2009	3
Statements of Operations (Unaudited) For the Three Months and Nine Months Ended September 30, 2010 and 2009, and the Period from February 18, 1999 through September 30, 2010	4
Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2010 and 2009, and the Period from February 18, 1999 through September 30, 2010	5
Notes To Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis or Plan of Operation	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4T. Controls and Procedures	20
Part II. OTHER INFORMATION
Item 1. Legal Proceedings	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	23
Item 6. Exhibits	24
SIGNATURES	25

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009

CURRENT ASSETS
Cash	$ 4,612	$ 6,743
Inventory, at cost Accounts Receivable	21,756 1,096	39,863 -
Prepaid Expenses	6,454	10,871

TOTAL CURRENT ASSETS	33,918	57,477

DEPOSIT ON LEASEHOLD IMPROVEMENTS	85,000	85,000
LEASEHOLD IMPROVEMENTS, net of depreciation of $15,828 (2009 - $8,643)	103,678	110,863
FURNITURE AND FIXTURES, net of depreciation of $32,760 (2009 - $32,537)	768	990
OTHER INTANGIBLE ASSETS, net of amortization of $125,290 (2009 - $74,035)	899,810	951,065

TOTAL ASSETS	$ 1,123,174	$ 1,205,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 43,990	$ 55,890
Due to Golden Spirit Enterprises Ltd.	72,568	72,691
Due to Organa Gardens International Inc.	131,372	131,372
Due to related parties	54,558	9,149

TOTAL CURRENT LIABILITIES	302,488	269,102

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value, 100,000,000 shares authorized
Issued and outstanding: 33,564,085 (2009 – 22,744,085) common shares	3,357	2,275
Additional paid-in capital	4,814,907	4,485,039
Deferred compensation	(58,750)	(100,000)
Deficit accumulated during the development stage	(3,938,828)	(3,451,021)

TOTAL STOCKHOLDERS’ EQUITY	820,686	936,293

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,123,174	$ 1,205,395

The accompanying notes are an integral part of these consolidated financial statements

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

 (A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Cumulative from February, 19, 1999 (inception) to June 30 ,
	2010	2009	2010	2009	2010

REVENUES
Wine sales	$ 3,461	$ 5,755	$ 27,372	$ 27,954	$ 74,880

COST OF GOODS SOLD	2,154	2,720	18,606	11,982	46,643

GROSS PROFIT	1,307	3,035	8,766	15,972	28,237

GENERAL AND ADMINISTRATIVE EXPENSES
Wine Promotions	-	-	-	-	3,233
Store supplies	-	908	219	2,514	3,620
Advertising	-	-	-	-	757
Property Tax	-	-	-	-	1,962
Investor relations	18,750	15,000	50,625	47,500	123,125
Consulting	54,745	105,345	271,354	170,810	945,164
Depreciation and amortization	19,318	19,171	57,953	57,511	173,168
Exploration costs	-	-		-	17,214
Management Fees	-	-		-	131,200
Office and General	17,350	17,400	53,172	60,314	469,986
Professional Fees	5,336	18,039	36,116	34,274	366,255
Travel and accommodation	3,473	3,085	17,165	8,047	125,741
Wages and salaries	460	6,699	9,969	20,487	121,878
Website development costs	-	-		-	158,772
Write-down of technology license	-	-		-	912,653
Write-down of URL’s	-	-		-	247,500

TOTAL EXPENSES	119,432	185,647	496,573	401,457	3,802,228

OTHER INCOME (EXPENSES)
Property Option Loss	-	-	-	-	(15,500)
Interest on settlement of due to related parties	-	-	-	-	(149,337)

TOTAL OTHER INCOME (EXPENSES)	-	-	-	-	(164,837)

Loss before Income Taxes	(118,125)	(182,612)	(487,807)	(385,485)	(3,938,828)
Income Tax Provision		-		-	-

NET LOSS	$ (118,125)	$ (182,612)	$ (487,807)	$ (385,485)	$ (3,938,828)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$ (0.00)	$ (0.01)	$ (0.02)	$ (0.02)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	31,904,846	21,295,172	28,144,946	21,069,341

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2010	Nine months ended September 30, 2009	Cumulative from February, 19, 1999 (inception) to September 30 , 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (487,807)	$ (385,485)	$ (3,938,828)
Adjustments to reconcile net loss to net cash (used in) operating activities:
- depreciation and amortization	57,953	57,511	173,168
- fees and services paid with shares	115,250	107,830	358,155
- interest on settlement of due to related parties	-	-	149,337
- non-cash exploration costs	-	-	9,500
- write down of technology license	-	-	912,654
- write off of website development costs	-	-	158,772
- write down of URLs	-	-	247,500
- net changes in working capital items	(8,579)	(8,616)	486,076
- inventory	18,107	12,352	(21,756)

NET CASH FLOWS (USED IN) OPERATING ACTIVITIES	(305,076)	(216,408)	(1,465,422)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	-	-	(24,317)
Deposit on Leasehold improvements	-	-	(85,000)
Leasehold improvements	-	-	(119,505)
Website development costs	-	-	(223,872)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(452,694)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances (to) from related parties	302,945	197,072	1,050,928
Proceeds on sale of common stock	-	13,500	871,800

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	302,945	210,572	1,922,728

NET (DECREASE) INCREASE IN CASH	(2,131)	(5,836)	4,612

CASH, BEGINNING OF PERIOD	6,743	13,432	-

CASH, END OF PERIOD	$ 4,612	$ 7,596	$ 4,612

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company is a development stage company and its general business is the operation of a wine store in Tianjin,China.  The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the wine operations. The Company has incurred losses of $3,938,828 from inception to September 30, 2010 and has a working capital deficiency of $268,570. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.

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

Operating results for the three and nine month periods ended September 30, 2010 and September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

SEPTEMBER 30, 2010

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

Intangible Assets

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 , “Intangibles-Goodwill and Other” requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of September 30, 2010, the Company believes there is no impairment of its intangible assets. The Company's intangible assets consist of the acquisition of the license to import and distribute wine & liquor products and various brands and labels. The Company determined that the intangibles have an estimated useful life of 15 years and will be reviewed annually for impairment. Amortization will be recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes. The Company commenced amortization when the economic benefits of the assets begin to be consumed in December 2008. Other intangibles are carried at acquisition cost less accumulated amortization. Amortization is provided over the estimated useful lives of the assets on straight line basis per annum.

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

SEPTEMBER 30, 2010

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

SEPTEMBER 30, 2010

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

NOTE 3 – DEPOSITS ON LEASEHOLD IMPROVEMENTS

The Company opened its first wine and spirits retail store located in Tianjin, China in December, 2008 for the distribution of its imported products. As at September 30, 2010 the Company has advanced $85,000 towards the leasehold improvements of future store(s) planned for 2011.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

Intangible assets include the following:

Description	September 30	December 31,
	2010	2009
15 year general license to acquire & distribute wine & spirits in China	$ 960,000	$ 960,000
Website development , branding and labeling costs incurred	65,100	65,100
Less: accumulated amortization	(125,290)	(74,035)
	$ 899,810	$ 951,065

NOTE 5 – DEFERRED COMPENSATION

On November 1, 2008, the Company entered into an agreement with Charlton Investments Limited. (“Charlton”), a private company controlled by a significant shareholder, with a two-year term, whereby Charlton will provide investment-banking services to the Company (valued at $120,000) in exchange for 200,000 restricted shares of the Company’s common stock. During the nine months ended September 30, 2010, a total of $45,000 has been expensed ( 2009 - $45,000).

On November 1, 2008, the Company entered into an agreement with Compte de Sierge Accomodative Corp. Ltd., (“Compte”) a private company owned by a significant shareholder of the Company, for a two year term, whereby Compte  will provide investor relations services to the Company (valued at $120,000) in exchange for 200,000 restricted shares of the Company’s common stock. Compte will provide such services as researching, editing and generating a company profile, relaying the Company’s business perspectives and distribution of corporate updates, including press releases. During the nine months ended September 30, 2010, a total of $45,000 has been expensed  (2009 - $45,000).

On May 15, 2010, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades provides investor relations services to the Company (valued at $30,000) in exchange for 750,000 restricted shares of the Company’s common stock.  During the nine months ended September, a total of $5,625 has been expensed ( 2009 - $Nil).

LEGACY WINE & SPIRITS INTERNATIONAL LTD.-

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

NOTE 5 – DEFERRED COMPENSATION (con’t)

On May 15, 2010, the Company entered into an agreement with a consultant, for a two year term, whereby the consultant provides consulting services to the Company (valued at $30,000) in exchange for 750,000 shares of the Company’s common stock.  During the nine months ended September 30, 2010, a total of $5,625 has been expensed ( 2009 - $Nil).

The Company amortizes the costs of these services over the respective terms of the contracts.  During the nine months ended September 30, 2010, the Company recorded amortization of deferred compensation totaling $101,250 and as at September 30, 2010 the unamortized portion of the deferred compensation totaled $58,750.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company’s capitalization is 100,000,000 common shares with a par value of $0.0001 per share.

2010 Transactions

On January 20, 2010 the Company issued 200,000 restricted common shares with a fair value of $14,000 to a consultant for his current services.

During the nine months ended September 30, 2010 the Company issued 9,120,000 shares under the Company’s 2010 & 2009 Employee Stock Option Incentive Plans with a value of $256,950 for satisfaction of debt to related parties.

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

2010 Stock Options

During the nine months ended September 30, 2010 the Company issued 5,570,000 shares under the Company’s 2010 & 2009 Employee Stock Option Incentive Plans at various prices between $0.03 to $0.07 with a total value of $256,950 for satisfaction of debt to related parties.  Accordingly, no further stock based compensation was recorded.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY (con’t)

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2008	-	-	-
Granted during the period	1720,000	0.25	-
Exercised during the period	(1,720,000)	0.25	-

Balance, December 31, 2009	-	$ -	-

Granted during the period	9,120,000	0.07	-
Exercised during the period	(9,120,000)	0.07	-

Balance, September 30, 2010	-	$ -	-

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

SEPTEMBER 30, 2010

(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY (con’t)

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

During the nine months ended September 30, 2010, the Company incurred expenses for consulting fees of $120,000 (2009 - $70,000) to a significant shareholder and Companies controlled by a significant shareholder and $3,142 (2009 - $5,800) for directors fees.

During the nine months ended September 30, 2010, the Company incurred expenses for services of $101,250 (2009 - $90,000) to significant shareholders pursuant to service contracts (See Note 5).

During the nine months ended September 30, 2010, the Company incurred expenses for rent of $19,295 (2009 - $20,295) to a Companies controlled by a significant shareholder.

The following amounts are due to related parties:

	September 30, 2010	December 31, 2009

Organa Gardens International Inc.	$ 132,372	$ 131,372
Golden Spirit Enterprises Ltd.	72,568	72,691
Significant shareholders	54,558	9,149

	$ 259,498	$ 213,212

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

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

NOTE 8 – INCOME TAXES

Potential benefits of United States Federal income tax losses are not recognized in the accounts until realization is more likely than not. As of June 30, 2010, the Company has combined net operating losses carried forward totalling approximately $3,938,000 for tax purposes which expire through 2030. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382 for 2002 and prior year’s losses.  Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

NOTE 9- SUPPLEMENTARY CASH FLOW INFORMATION AND NON-CASH INVESTING AND   FINANCING ACTIVITIES

	Nine months ended Sept. 30,		For the period from February 19, 1999 (inception) to
	2010	2009	Sept. 30 , 2010

Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Shares issued for other intangible assets	$ -	$ -	$ 960,000

Shares issued for debt settlement to related parties	$ 256,950	-	$ 868,239

Shares issued for deferred compensation	$ 60,000	$ 300,000	$ 360,000

The Company issued 9,120,000 common shares with a value of $256,950 for satisfaction of debt to related parties during the nine months ended September 30, 2010.

On May 26, 2010, the Company issued 1,500,000 restricted common shares with a fair value of $60,000 pursuant to deferred compensation agreements.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of August 1, 2002, the Company leased 1250 sq. ft of office space from Holm Investments Ltd. at $1,000 per month for a period of 3 years which was renewed in 2005 for an additional 3 years at $1,100 per month and again in 2008 for 3 additional years at $1,100 per month.  Effective September 1, 2008, the Company has also leased an additional 900 sq. ft office from 1063244 Alberta Ltd. for $1,100 per month on a month to month basis.

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

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

NOTE 11 – SUBSEQUENT EVENTS TO NOVEMBER 11, 2010

In October, 2010, 150,000 incentive stock options were granted and immediately exercised at $0.02 per share to satisfy a consultant debt in the amount of $3,000.

On October 13, 2010, the Company was removed from the bulletin board to the pinksheets for failure to comply with Rule 15c2-11 whereby the frequency of market maker quotations did not meet the requirements of the Rule. The Company is taking the necessary steps to be in compliance with Rule 15c2-11 and be able to return to the OTC Bulletin Board for quotations in due course.

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

Thereafter, the Company secured a relationship with Bronco Wine Company of California and purchased its initial inventory of nine varietals of wine on September 26, 2008 for the purchase price of $37,800. Subsequent to September 30, 2008, 1050 cases of wine (12,600 bottles) were shipped to China and displayed for the opening of the first wine store in December 2008.

The Company has also incurred $10,000 in costs for sourcing of product and brands with wine & spirits manufacturers in China. As at September 30, 2010, the inventory totaled $21,756 (December 2009- $39,863).

Bronco Wine Company is the single largest private grape grower in the world with ownership of 17,000 hectares of wine grapes and five Californian wineries. Legacy is importing 750 ml bottled wines in several varietals of Bronco Winery’s Hacienda Cellars Brand from Sonoma County, California.

The Hacienda brand from Bronco Winery will include Merlot, Cabernet Sauvignon, Chardonnay, Sauvignon Blanc, Riesling, Gewurztraminer, Viognier, White Zinfandel and Brut Sparkling Wine. All wine varietals are aimed at the mid-price point and will be distributed and retailed in China via wholesale retailers and Legacy’s own outlet showroom which caters to the retail buyer as well, located in TEDA, Tianjin, a second tier city of over 10 million people just outside of Beijing.

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

Through its agreement with Beijing Nine Dragons Winery Development Co. Ltd., Legacy will start importing select wine and spirits to be bottled in-house and distributed by the Company to Legacy’s retail outlets.  This phase will allow Legacy to increase its profit margin via lower shipping costs and taxes as well as wholesale price reductions. This phase is now expected to begin in the second quarter of 2011.

Phase Three:

Legacy will begin the importing of select wine juice for the purpose of blending and manufacturing its own brand label wines and spirits.  This phase sees Legacy advance its market penetration, solidify its brand recognition and thus realize a further increase in its profit margin.  This phase is now expected to begin in the fourth quarter of 2011.

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

Legacy also intends to set up a joint venture in 2011 to aggressively enter the Xiamen market. Similar to Shanghai the local partners currently buy wine from Legacy.

As of September 30, 2010, the Company is in the process of producing the first of its own brand of select wines under private label from choice vintners around the world.

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

As at September 30, 2010, intangible assets include the following:

Description	September 30	December 31,
	2010	2009
15 year general license to acquire & distribute wine & spirits in China	$ 960,000	$ 960,000
Website development , branding and labeling costs incurred	65,100	65,100
Less: accumulated amortization	(125,290)	(74,035)
	$ 899,810	$ 951,065

We review our definite lived intangible related to the license in accordance with FASB ASC 350 “Intangibles – Goodwill and Other” and FASB ASC 360-10-35 “Subsequent Measurement” which states “An impairment shall be recognized only if the carrying amount of a long-live asset is not recoverable and exceeds its fair value”. The carrying amount of the license is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

Over the 15 year period of the license, the Company has estimated that the undiscounted cash flows generated exceed the carrying amount. During the year ended December 31, 2009 it was determined that this is still realistic. Since the Company determined that the carrying amount was still recoverable, it was determined that an impairment did not exist.

In addition, we recognize that our policy should further clarify the distinction between indefinite and definite lived assets. As such we disclose the following:

Codification (“ASC”) 350, “Intangibles—Goodwill and Other”. Under ASC 350, intangible assets, other than goodwill, are identified and segregated between amortizable and non-amortizable assets. Amortizable intangibles are amortized over their estimated, contractual, or regulated useful lives which is 15 years. Goodwill and other non-amortizable assets are reviewed, at least annually, for impairment in the carrying value of the intangible asset. In addition, this review also includes the net carrying value of amortizable intangible assets. If impairment is deemed to have occurred, a loss for such impairment is recorded as part of current operations. We test our goodwill for impairment annually during our fourth fiscal quarter and in interim periods if certain events occur indicating that the carrying value of goodwill may be impaired. We review the value of our intangible assets in accordance with the applicable accounting literature for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate.

We have performed an evaluation of the carrying value of our intangible assets as of September 30, 2010, and determined that impairment changes are not necessary.

Liquidity and Capital Resources.

At September 30, 2010, we had total assets of $1,123,174, including current assets in cash of $4,612, inventory, at cost, $21,756, accounts receivable of $1,096 and prepaid expenses of $6,454. We have a deposit on leasehold improvements of $85,000, actual leasehold improvements, net of depreciation of $15,828 in the amount of $103,678, equipment, net of depreciation of $32,760, in the amount of $768 and other intangible assets of , net of amortization of $125,290 in the amount of $899,810. As of December 31, 2009, we had total current assets of $57,477. The decrease in assets is due to depreciation and amortization of our assets, sale of inventory and expensing the expired portion of prepaid expenses.

At September 30, 2010, we had current liabilities of $302,488, which was represented by accounts payable and accrued liabilities of $43,990, a related party payable to Golden Spirit Enterprises Ltd. in the amount of $72,568, a related party payable to Organa Gardens International Inc. in the amount of $131,172 and $54,558 due to other related parties. As of December 31, 2009 we had total current liabilities of $269,102. The increase in liabilities was a result of an increase in amounts owing to related parties.  At September 30, 2010, we had a working capital deficiency of $268,570. (December 31, 2009 - $211,625).

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

Results of Operations

We have begun to realize some revenues from our retail wine store in China operations. Revenues for the three month period ended September 30, 2010 were $3,461 (2009 - $5,755) Loss from operations for the three month period ended September 30, 2010 was $118,125 (2009 - $182,612).  This decrease in loss was due to an decrease in consulting expenses for the three months ended September 30, 2010. Revenues for the nine month period ended September 30, 2010 were $27,372 (2009 - $27,954) Loss from operations for the nine month period ended September 30, 2010 was $487,807 (2009 - $385,485).  This increase in loss was due to an increase in consulting expenses for the nine months ended September 30, 2010.

From inception to September 30, 2010 our Company has incurred cumulative net losses of $3,938,828, resulting primarily from the write-down of certain internet related activities we were previously involved in. These included a write-down of a proprietary internet technology license in the amount of $912,653, a write-down of URL’s acquired in the amount of $247,500, and a write-down of website development costs in the amount of $158,772, management and consulting fees of $945,164; travel and accommodation of $125,741; office and general expenses of $469,986, professional fees of $366,255; depreciation and amortization expense of $173,168, exploration costs of $17,214, a property option loss of $15,500 and interest on settlement of debt of $149,337.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2010, we had cash in the amount of $4,612. We have generated small revenues in the amount of $74,880 since inception and have incurred a net loss of $3,938,828 from our inception on February 19, 1999 to September 30, 2010. Our current operating funds are insufficient to expand the operation of our business venture as well as providing funds for anticipated operating overheads, professional fees and regulatory filing fees. Legacy Wine & Spirits International Ltd. does expect significant costs to complete the leasehold improvements and supply wine & liquor inventory to future liquor store locations for its business venture. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. It currently is attempting to raise capital through sophisticated private investors. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated business plan.

Item 4T Controls and Procedures.

An evaluation was conducted by our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, the CEO and CFO concluded that our controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2010 the Company issued 9,120,000 shares under the Company’s 2010 & 2009 Employee Stock Option Incentive Plans with a value of $256,950 for satisfaction of debt to related parties.

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

2010 Stock Options

During the nine months ended September 30, 2010 the Company issued 5,570,000 shares under the Company’s 2010 & 2009 Employee Stock Option Incentive Plans at various prices between $0.03 to $0.07 with a total value of $256,950 for satisfaction of debt to related parties.  Accordingly, no further stock based compensation was recorded.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2008	-	-	-
Granted during the period	1720,000	0.25	-
Exercised during the period	(1,720,000)	0.25	-

Balance, December 31, 2009	-	$ -	-

Granted during the period	9,120,000	0.07	-
Exercised during the period	(9,120,000)	0.07	-

Balance, September 30, 2010	-	$ -	-

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

None.

ITEM 4. Submission of Matters to Vote of Security Holders

None

ITEM 5.  Other Information

The Company has unresolved staff comments with the United States Securities & Exchange Commission regarding the methods and key assumptions used to determine the fair value of our existing general license agreement and other intangible assets. The ongoing comments are in the process of being resolved and the next response is due in mid November.

On October 13, 2010, the Company was removed from the bulletin board to the pinksheets for failure to comply with Rule 15c2-11 whereby the frequency of market maker quotations did not meet the requirements of the Rule. The Company is taking the necessary steps to be in compliance with Rule 15c2-11 and be able to return to the OTC Bulletin Board for quotations in due course.

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

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

Date: November 18, 2010	By: /s/ J. Cruz
Jaclyn Cruz
President and a Director

Date: November 18, 2010	By: /s/ C. Scheive
Christopher Scheive
Director, Secretary & Treasurer