Form 10-K
period 2010-12-31
LEGACY WINE & SPIRITS INTERNATIONAL LTD.
filed 2011-04-15
CIK 1089565

 United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
OR
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 0-14278

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

NEVADA	91-1963840
(STATE OF INCORPORATION)	(I.R.S. ID)

35 South Ocean Avenue, Patchogue, New York, 11772

1-888-488-6882

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK    Pinksheets

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

Large accelerated filer  ☐

     Accelerated filer    ☐

Non-accelerated filer    ☐   (Do not check if a smaller reporting company)                Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐Yes    ☒  No

As of March 31, 2011, there were 50,875,385 shares of the issuer's $0.0001 par value common stock issued and outstanding.

Documents incorporated by reference:  None

Legacy Wine & Spirits International Ltd.
FORM 10-K

For The Fiscal Year Ended December 31, 2010

INDEX

PART I

3

ITEM 1.    BUSINESS

6

ITEM 1A.  RISK FACTORS

6

ITEM 1B.  UNRESOLVED STAFF COMMENTS

6

ITEM 2.    PROPERTIES

6

ITEM 3.    LEGAL PROCEEDINGS

6

ITEM 4.    (REMOVED AND RESERVED)

7

PART II

7

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF

                     EQUITY SECURITIES

7

ITEM 6.    SELECTED FINANCIAL DATA

7

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

10

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

11

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

12

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON ACCOUNTING AND FINANCIAL DISCLOSURE

29

ITEM 9A.  CONTROLS AND PROCEDURES

29

ITEM 9B.  OTHER INFORMATION

30

PART III

30

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

30

ITEM 11.    EXECUTIVE COMPENSATION

30

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER

                        MATTERS

32

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND  DIRECTOR INDEPENDENCE

33

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

33

PART IV

34

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

34

SIGNATURES

34

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

Through a number of delays after the completion of the Beijing 2008 Olympics, the plan has changed. Legacy renovated one (1) 1,900 sq.ft. store in Tianjin, China completed in November, 2008. This store is named “Legacy Wine and Spirits” and has initially stocked imported red and white wines from choice regions throughout the world. This initial store will be a flagship model for a franchising plan designed to further broaden the Company’s distribution facilities and gain further market awareness and penetration of the Legacy brand.  Once the Legacy retail stores have been established, the Company will exercise its First Right of Refusal to start-up its manufacturing facility in Beijing through Legacy Merchants agreement with Nine Dragons.

In the fourth quarter of 2010, the Company conducted an impairment analysis on the $1,025,100 attributed value of its intangible assets, including its license with Legacy Merchants valued at $960,000. These tests involved the use of estimates and assumptions appropriate in the circumstances in accordance with ASC 35-25-35:Subsequet measurement. In assessing fair value, valuation models were used that include discounted cash flows. The models use assumptions that include levels of growth in assets under management from net sales and market, pricing and margin changes, synergies achieved on acquisition, discount rates, and observable data for comparable transactions. This analysis of expected future cash flows determined that the sum of future expected cash flows does not exceed the respective net book value of the license and resulted in a write-down of the intangible asset in the amount of $872,225.(2009 - $Nil)

 On June 24, 2008 Legacy Wine & Spirits International Ltd. reported that it had signed a Distribution Agreement with a Canadian based supplier of Italian wines, 2174684 Ontario Inc. This Agreement provided for the supply of select bottled wines at the mid-range price-point from six (6) different wine regions in Italy.  The Company was at this time in talks with distributors and wineries in both Spain and California with regards to a Distribution Agreement for wine supply from those parts. During the year ended December 31, 2008, the Company decided to terminate its distribution agreement with 2174684 Ontario Inc. and it was refunded its $45,000 advance.

Thereafter, the Company secured a relationship with Bronco Wine Company of California and purchased its initial inventory of nine varietals of wine on September 26, 2008 for the purchase price of $37,800. Subsequent to September 30, 2008, 1050 cases of wine were shipped to China and displayed for the opening of the first wine store in December 2008.

The Company has also incurred $10,000 in costs for sourcing of product and brands with wine & spirits manufacturers in China. As at December 31, 2010, the inventory totaled $20,551 (2009- $39,863).

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

Phase One:

Legacy opened the initial corporately owned wine and spirits retail store in Tianjin, China in December, 2008.  This retail store was stocked with select, moderately priced imported wines and has served as the design and sales model for all franchise boutiques opened thereafter.  This phase enabled Legacy to  establish its brand name and retail stores through Point of Purchase marketing and taste appreciation gatherings.  In addition, this phase will enable Legacy to secure purchase orders from wholesale distributors for its ‘Bottled Exclusively for Legacy’ wine and spirits line.  This phase moves the Company towards the establishment of the Legacy brand.

Phase Two:

Legacy has $85,000 reserved for leasehold improvements required to be made to future store locations. Additionally, the Company is currently  working towards leasing and renovating an additional existing wine and spirit store in China.  These stores are located in and around the Company's flagship store in Tianjin Economic Development Area (TEDA).which Legacy intends to have these operating in the 2011 year.

The location of these stores were strategically chosen for logistic reasons since this will enable the current Legacy staff to move between each store implementing the protocol and standards that Legacy Stores will be known for in China. A Legacy Wine and Spirits store should signify a reliable place for locals or foreigners to purchase their alcohol of choice whether it be for gift giving or personal consumption. , Legacy's management feels that it will be advantageous to integrate these existing operating entities into a chain of Legacy retail outlets thus solidifying the Company's corporate branding.  This move will greatly expedite the Company's ability to distribute its inventory and increase its brand awareness in China. The proposed acquisition will enable Legacy to have the economy of scale working in their favor in terms of sales multiples and purchasing capabilities with wine and spirit suppliers and vendors.

Through its agreement with Beijing Nine Dragons Winery Development Co. Ltd., Legacy will start importing select wine and spirits to be bottled in-house and distributed by the Company to Legacy’s retail outlets.  This phase will allow Legacy to increase its profit margin via lower shipping costs and taxes as well as wholesale price reductions. This phase is expected to begin in the third quarter of 2011.

Phase Three:

Legacy will begin the importing of select wine juice for the purpose of blending and manufacturing its own brand label wines and spirits.  This phase sees Legacy advance its market penetration, solidify its brand recognition and thus realize a further increase in its profit margin.  This phase is expected in the fourth quarter of 2011.

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

Legacy is expecting to join this market with its first wine outlet in Shanghai in 2011. The local partners currently buy wine from Legacy.

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

In doing business in China, Legacy is required to abide by the PRC laws and regulations regarding foreign ownership and certain requirements do effect our operations. A summary of these requirements appears below:

- A foreign corporation owing a Chinese subsidiary would normally have to maintain a certain balance at the bank  unless a Chinese citizen holds the subsidiary shares. The shares in Tianjin Legacy Wine Trading Co. Ltd. are held in trust by a Chinese citizen (Dennis Zhao, Manager) on behalf of Legacy.

- We have to remit taxes to the government not only at the point of receiving imported wine, but also on the sale of wine.

- We have to pre-submit the labels to all wine being imported to China to the authorities so they can match them to the products when they arrive at Customs.

- We have to have Chinese labeling done in China.

- The Pudong bank account we maintain takes a 1% processing fee on all deposits under a certain amount.

- We have to have an annual business license and health certificate.

- The majority of suppliers in China have a policy that cash is the only acceptable form of payment.

ITEM 1A.    RISK FACTORS

Not applicable to smaller reporting companies

ITEM 1B.    UNRESOLVED STAFF COMMENTS

The Company has received a comment later dated February 17, 2011 from the United States Securities and Exchange Commission and is responding to the comments contained therein commensurate with the filing of the this Form 10K. The response letter is to be filed on April 15, 2011.

ITEM 2.    PROPERTIES

As of the dates specified in the following table, Wine & Spirits International Ltd. Held the following property in the following amounts:

Property

December 31, 2010

December 31, 2009

--------------------------------------------------------------------------------------------------------------------

Cash and equivalents

      US $ 3,665

                 US $ 6,743

Legacy Wine & Spirits International Ltd. defines cash equivalents as all highly liquid investments with a maturity of 3 months or less when purchased. Legacy Wine & Spirits International Ltd. does not presently own any interests in real estate. Legacy Wine & Spirits International Ltd. does presently own computer equipment with a net book value of $694 (2009 – $990)

Facilities.

As of August 1, 2010, the Company has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,500 per month for a period of 3 years. As of October 15, 2008, the Company has leased it wine store in Tianjin for a period of 10 years (renewable for an additional 5 yrs.), at $1,225 per month.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As at December 31, 2010 there were approximately 2,000 holders of the outstanding shares of the Legacy Wine & Spirits International Ltd.'s $0.0001 par value common stock.  Legacy Wine & Spirits International Ltd. participates in the Pinksheets Electronic Quotation System maintained by the National Association of Securities Dealers, Inc., under the most recent trading symbol "LWSP". Legacy Wine & Spirits International Ltd. began trading October 30, 2007. According to quotes provided by quotemedia.com, the Legacy Wine & Spirits International Ltd.'s common stock has closed at:

Quarter

High

Low

2008 First Quarter

$1.00

$0.64

2008 Second Quarter

$1.05

$0.83

2008 Third Quarter

$0.80

$0.51

2008 Fourth Quarter

$0.93

$0.60

2009 First Quarter

$0.83

$0.70

2009 Second Quarter

$0.73

$0.25

2009 Third Quarter

$0.48

$0.13

2009 Fourth Quarter

$0.39

$0.08

2010 First Quarter

$0.09

$0.03

2010 Second Quarter

$0.06

$0.03

2010 Third Quarter

$0.03

$0.02

2010 Fourth Quarter

$0.05

$0.01

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

Common Stock. Legacy Wine & Spirits International Ltd. is authorized to issue 100,000,000 shares of common stock, $.0001 par value, each share of common stock having equal rights and preferences, including voting privileges. The shares of $.0001 par value common stock of Legacy Wine & Spirits International Ltd. constitute equity interests in Legacy Wine & Spirits International Ltd. entitling each shareholder to a pro rata share of cash distributions made to shareholders, including dividend payments.  As of December 31, 2010, 42,405,385 shares of the Legacy Wine & Spirits International Ltd.'s common stock were issued and outstanding.

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

During the year ended December 31, 2010 the Company issued 12,882,500 shares under the Company’s 2010 & 2009 Employee Stock Option Incentive Plans with a value of $301,950 for satisfaction of debt to related parties and $100,250 for certain other management and consulting services.

On May 26, 2010, the Company issued 1,500,000 restricted common shares with a fair value of $60,000 pursuant to deferred compensation agreements and on December 31, 2010, the Company issued 1,000,000 restricted common shares with a fair value of $20,000 pursuant to deferred compensation agreements.

During the year ended December 31, 2010 the Company issued 2,627,440 restricted common shares to settle a debt in the amount of $131,372 to Golden Spirit Enterprises Ltd. and issued 1,451,360 restricted common shares to settle a debt in the amount of $72,568 to Organa Gardens International Inc., both companies with directors in common.

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

2010 Stock Options

During the year ended December 31, 2010 the Company issued 12,882,500 shares under the Company’s 2010 & 2009 Employee Stock Option Incentive Plans with a value of $301,950 for satisfaction of debt to related parties and $100,250 for certain other management and consulting services.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2008	-	-	-
Granted during the period	1,720,000	0.25	-
Exercised during the period	(1,720,000)	0.25	-

Balance, December 31, 2009	-	$ -	-

Granted during the period	12,882,500	0.03	-
Exercised during the period	(12,882,500)	0.03	-

Balance, December 31, 2010	-	$ -	-

As of December 31, 2010 there were Nil stock options available for grant under the Company’s 2008 and 2009 Stock Incentive and Option Plans. On February 9, 2010, the Company filed Registration Statements on Form S-8 to register 9,000,000 to be issued pursuant to the Company’s 2010 Stock Incentive and Option Plan. As of December 31, 2010 there were 1,015,000 stock options available for grant under the Company’s 2010 Stock Incentive and Option Plan

2009 Stock Options

During the year ended December 31, 2009, the Company granted a total of 1,720,000, 5 year common stock options at various prices between $0.06 - $0.45 per share, of which 1,375,000 were exercised immediately in satisfaction of debts to related parties in the amount of $192,300. The Company recognized stock-based compensation of $19,350, which represented the fair value of the remaining 345,000 stock options granted to consultants.  The Company received cash proceeds of $51,300 on the exercise of the 345,000 stock options.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2007	-	$ -	-
Granted during 2008	162,500	0.60	-
Exercised during 2009	(162,500)	0.60	-

Balance, December 31, 2008	-	-	-
Granted during the period	1,720,000	0.25	-
Exercised during the period	(1,720,000)	0.25	-

Balance, December 31, 2009	-	$ -	-

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

ITEM 6.    SELECTED FINANCIAL DATA

Fiscal Year Ended December 30	2010	2009	2008	2007

Revenue	$ 29,571	$45,453	$ 2,055	$ Nil
Operating Loss	(1,545,596)	(568,263)	(505,183)	(100,657)
Net Loss	(1,536,607)	(568,263)	(668,369)	(100,657)
Basic net loss per share	0.05	03	0.03	01
Cash dividends declared per share	-	-	-	-
Cash, cash equivalents, and short-term investments	3,665	6,743	13,432	6,014
Total assets	227,101	1,205,395	1,315,614	9,952
Long-term obligations	-	-	-	-
Stockholders’ equity (deficit)	129,710	936,293	495,655	1,922,877

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

Liquidity and Capital Resources.

For the year ended December 31, 2010, we had total assets of $227,101, compared to total assets in 2009 of $1,205,395. This includes a cash balance of $3,665, compared to $6,743 in 2009.  We also have inventory of $20,551 and prepaid expenses of $5,171.  We had $101,520 invested in leasehold improvements, $85,000 on deposit for future leasehold improvements, intangible assets of $10,500 and $694 in furniture and fixtures.

At December 31, 2010, we had current liabilities of $97,391, which was represented by accounts payable and accrued liabilities of $57,779 and $39,612 total due to related parties. At December 31, 2009 we had current liabilities of $269,102. The decrease in liabilities was due to a debt settlement with Golden Spirit Enterprises Ltd. and Organa Gardens International Inc of $204,063 which was offset by an increase in amounts due to other related parties.

At December 31, 2010, we had a working capital deficiency of $68,004 (2009 deficiency- $211,625).

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

Results of Operations

We had $77,079 in revenues from operations from inception to December 31, 2010. During the year ended December 31, 2010 we recognized a net operating loss totaling $1,536,307 (2009 - $568,263).  This increase in loss was due to the write-down of intangible assets – liquor license of $872,225.

From inception to December 31, 2010 our Company has incurred cumulative net losses of $4,597,828, resulting primarily from the write-down of certain internet related activities we were previously involved in. These included a write-down of a proprietary internet technology license in the amount of $912,653, a write-down of URL’s acquired in the amount of $247,500, a write-down of website development costs in the amount of $158,772, and a write-down of intangible assets –liquor license of $872,225; management and consulting fees of $1,188,531; travel and accommodation of $128,143; office and general expenses of $479,829 professional fees of $384,175; depreciation and amortization expense of $192,846 and exploration costs of $17,214.

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

11

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Legacy Wine & Spirits International Ltd.

Patchogue, New York

We have audited the accompanying consolidated balance sheets of Legacy Wine & Spirits International Ltd. (formerly Legacy Mining Ltd.) (a development stage company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity , and cash flows for each of the years in the two year period ended December 31, 2010 and for the cumulative period from February 19, 1999 (inception) to December 31, 2010. Legacy Wine & Spirits International Ltd.’s management is responsible for these statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Legacy Wine & Spirits International Ltd. as of December 31, 2010 and 2009, and the results of its activities and cash flows for each of the years in the two year period ended December 31, 2010 and for the cumulative period from February 19, 1999 (inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L.L. Bradford & Company, LLC

Las Vegas, Nevada

April 15, 2011

12

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

  (A development stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS

CURRENT ASSETS
Cash	$ 3,665	$ 6,743
Inventory, at cost	20,551	39,863
Prepaid Expenses	5,171	10,871

TOTAL CURRENT ASSETS	29,387	57,477

DEPOSIT ON LEASEHOLD IMPROVEMENTS	85,000	85,000
LEASEHOLD IMPROVEMENTS, net of depreciation of $17,986 (2009 - $8,643)	101,520	110,863
FURNITURE AND FIXTURES, net of depreciation of $32,537 (2009 - $32,537)	694	990
OTHER INTANGIBLE ASSETS, net of write-down of $872,225 (2009 - $Nil) and amortization of $142,375 (2009 - $74,035)	10,500	951,065

TOTAL ASSETS	$ 227,101	$ 1,205,395

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 57,779	$ 55,890
Due to Golden Spirit Enterprises Ltd.	-	72,691
Due to Organa Gardens International Inc.	-	131,372
Due to related parties	39,612	9,149

TOTAL CURRENT LIABILITIES	97,391	269,102

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value, 100,000,000 shares authorized
Issued and outstanding: 42,405,385 (2009 – 22,704,085) common shares	4,241	2,275
Additional paid-in capital	5,173,213	4,485,039
Deferred Compensation	(60,416)	(100,000)
Deficit accumulated during the development stage	(4,987,328)	(3,451,021)

TOTAL STOCKHOLDERS’ EQUITY	129,710	936,293

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 227,101	$ 1,205,395

The accompanying notes are an integral part of these consolidated financial statements

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

 (A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31, 2010	Year ended December 31, 2009	Cumulative results of operations from February, 19 ,1999 (inception) to December 31,2010
REVENUES
Wine sales	$ 29,571	$ 45,453	$ 77,079

COST OF GOOD SOLD	20,282	27,363	48,319

GROSS PROFIT	9,289	18,090	28,760

GENERAL AND ADMINISTRATIVE EXPENSES
Wine promotions	-	498	3,233
Store supplies	222	1,864	3,623
Advertising	-	509	757
Property Tax	133	-	2,095
Investor Relations	59,972	62,500	132,472
Consulting	283,521	243,948	957,331
Depreciation and Amortization	77,271	76,688	192,846
Exploration costs	-	-	17,214
Management fees	100,000	-	231,200
Office and general	63,015	84,959	479,829
Professional fees	54,036	73,112	384,175
Travel and accommodation	19,567	14,009	128,143
Wages and salaries	15,634	28,266	127,543
Website development costs	-	-	158,772
Write-down of liquor license	872,225	-	872,225
Write-down of technology license	-	-	912,653
Write-down of URL’s	-	-	247,500
TOTAL EXPENSES	1,545,596	586,353	4,821,061

OTHER INCOME (EXPENSES)
Property Option Loss	-	-	(15,500)
Interest on settlement of due to related parties	-	-	(149,337)
TOTAL OTHER INCOME (EXPENSES)	-	-	(164,837)

Loss before Income Taxes	(1,536,607)	(568,263)	(4,987,328)

Income Tax Provision		-	-

NET LOSS	$ (1,536,607)	$ (568,263)	$ (4,987,328)
BASIC AND DILUTED INCOME LOSS PER SHARE	$ (0.05)	$ (0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC AND DILUTED	31,813,715	21,243,869

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

 (A development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

PERIOD FROM FEBRUARY 19, 1999 (INCEPTION) TO DECEMBER 31, 2010

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

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage company)

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

PERIOD FROM FEBRUARY 19, 1999 (INCEPTION) TO DECEMBER 31, 2010

	Number of shares	Amount	Additional paid-in capital	Deferred Compensation	Deficit accumulated during the exploration stage	Total
Balance forward, January 1, 2005	12,493,322	1,249	1,402,393	-	(1,990,096)	(586,454)
December 17,2005 – Shares issued for property @$0.02	750,000	75	7,425	-	-	7,500
Donated capital	-	-	437,530	-	-	437,530

Net loss	-	-	-	-	(45,681)	(45,681)

Balance, December 31, 2005	13,243,322	1,324	1,847,348	-	(2,035,777)	(187,105)

September 5, 2006 – Shares for debt @ $0.02	3,855,180	385	192,374			192,759

Net loss	-	-	-	-	(77,685)	(77,685)

Balance, December 31, 2006	17,098,502	1,709	2,039,722	-	(2,113,462)	(72,031)

September 4, 2007 – Shares issued for initial public offering @ $0.05	1,000,000	100	49,900	-	-	50,000

Net loss	-	-	-	-	(100,657)	(100,657)

Balance, December 31, 2007	18,098,502	$ 1,809	$ 2,089,622	-	$ (2,214,119)	$ (122,688)

February 27, 2008 – Shares for services @ $0.65	25,000	3	16,247	-	-	16,250

May 27, 2008 – Shares issued for debt @ $0.50	294,083	29	147,012	-	-	147,041
- Interest portion of debt settlement			132,337	-	-	132,337
June 12, 2008 – Shares issued for cash @ $0.50	920,000	92	459,908	-	-	460,000

June 13, 2008 – Shares issued for license @ $0.96	1,000,000	100	959,900	-	-	960,000

August 19, 2008 – Shares issued for debt @ $0.50	85,000	9	42,491	-	-	42,500
- Interest portion of debt settled	-	-	17,000			17,000
September 16, 2008 – Shares for services @ $0.51	5,000	1	2,549	-	-	2,550

October 7, 2008 – Shares issued for cash @ $0.50	6,000	1	2,999	-	-	3,000

October 22, 2008 – Shares issued options @ $0.60	162,500	16	97,484	-	-	97,500

Stock based compensation	-	-	4,875	-	-	4,875

Shares to be issued for services @ $0.60	-	-	-	(20,000)	-	(20,000)

Net loss	-	-	-		(668,639)	(668,639)

Balance, December 31, 2008	20,596,085	$ 2,060	$3,972,424	$ 20,000	$(2,882,758)	$ 1,111,726

The accompanying notes are an integral part of these consolidated financial statements

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage company)

 CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

PERIOD FROM FEBRUARY 19, 1999 (INCEPTION) TO DECEMBER 31, 2010

Number of shares	Amount	Additional paid-in capital	Deferred Compensation	Deficit accumulated during the exploration stage	Total

January 22, 2009 – Shares issued for deferred compensation @ $0.60.	400,000	40	239,960	(240,000)	-	-

April 20, 2009 – Shares issued for services @ $0.61	13,000	1	7,929	-	-	7,930

June 8, 2009 – Shares issued for options @ $0.45 for cash proceeds.	30,000	3	13,497	-	-	13,500

July 7, 2009 – Shares issued for options @ $0.35 for debt settlement.	200,000	20	69,980	-	-	42,500
	-
August 10, 2009 – Shares issued for options @ $0.42 for debt settlement.	110,000	11	46,189	-	-	46,200

September 17, 2009 – Shares issued for options @ $0.14 for devt settlement.	50,000	5	6,995	-	-	7,000
October 6, 2009 – Shares issued for options @ $0.12 for cash proceeds.	15,000	2	1,798	-	-	1,800

October 28, 2009 – Shares issued for options @ $0.12 for cash proceeds.	300,000	30	35,970	-	-	36,000

November 10, 2009 – Shares for services @ $0.13	15,000	2	1,948	-	-	1,950
November 12, 2009 – Shares issued for options @ $0.13 for debt settlement.	38,000	4	4,936	-	-	4,940

November 25, 2009-Shares issued for options @ $0.08 for debt settlement. .	77,000	7	6,153	-	-	6,160
December 16, 2009- Shares issued for options @ $0.07 for debt settlement.	400,000	40	27,960	-	-	28,000

December 30 ,2009-Shares issued for options @$0.06 for debt settlement.	500,000	50	29,950	-	-	30,000

Deferred compensation expense	-	-	-	120,000	-	120,000

Stock based compensation	-	-	19,350	-	-	19,350

Net loss	-	-	-		(568,263)	(568,263)

Balance, December 31, 2009	22,744,085	$ 2,275	$ 4,485,039	$ (100,000)	$ (3,451,021)	$ 936,293

17

	Number of shares	Amount	Additional paid-in capital	Deferred Compensation	Deficit accumulated during the exploration stage	Total
January 20, 2010 Shares issued forservices @ $0.07	200,000	20	13,980			14,0000

January 25, 2010 Shares issued for options @ $0.06	345,000	34	20,666			20,700

February 4, 2010 Shares issued for options @ $0.05	2,000,000	200	99,800			100,000
March 9, 2010 Shares issued for options @ $0.04	850,000	85	33,915			34,000
March 24, 2010 Shares issued for options @ $0.03	3,000,000	300	89,700			90,000
April 13, 2010 Shares issued for options @ $0.03	300,000	30	8,970			9,000
April 15, 2010 Shares issued for options @ $0.03	1,000,000	100	29,900			30,000
May 12, 2010 Shares issued for options @ $0.03	75,000	8	2,242			2,250
May 26, 2010 Shares issued for deferred compensation @$.04	1,500,000	150	59,850	(60,000)		-
August 12, 2010 Shares issued for options @ $0.02	3,550,000	355	70,645			71,000
October 27, 2010 Shares issued for options @ $0.02	150,000	15	2,985			3,000
November 24, 2010 Shares issued for options @ $0.02	1,612,500	161	32,089			32,250
December 4, 2010 Shares issued for debt settlement @$0.05	4,078,800	408	203,532			203,940

December 31, 2010 Shares issued for deferred compensation at $0.02	1,000,000	100	19,900	(20,000)		-
Deferred compensation expense				119,584		119,584
Stock based compensation			-			-
Net Loss					(1,536,307)	(1,536,307)
Balance December 31, 2010	42,405,385	$4,241	$5,173,213	$(60,416)	$(4,987,328)	$129,710

The accompanying notes are an integral part of these consolidated financial statements

18

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31, 2010	Year ended December 31, 2009	Cumulative results of operations from February 19, 1999 (inception) to December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,536,307)	$ (568,263)	$ (4,987,328)
Adjustments to reconcile net loss to net cash (used in) operating activities:
-depreciation and amortization	77,271	76,688	192,486
- fees and services paid with shares and options	236,584	149,230	479,489
- interest on settlement of due to related parties	-	-	149,337
- non-cash exploration costs	-	-	9,500
- write-down of liquor license	872,225	-	872,225
- write down of technology license	-	-	912,654
- write off of website development costs	-	-	158,772
- write down of URLs	-	-	247,500
- net changes in other working capital items	7,589	20,590	502,244
- inventory	19,312	26,219	(20,551)
NET CASH FLOWS (USED IN) OPERATING ACTIVITIES	(323,326)	(295,536)	(1,483,672)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	-	-	(24,317)
Deposit on Leasehold improvements	-	-	(85,000)
Leasehold improvements	-	-	(119,505)
Website development costs		-	(223,872)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(452,694)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances (to) from related parties	320,248	237,547	1,068,231
Proceeds on sale of common stock	-	51,300	871,800

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	320,248	288,847	1,940,031

NET (DECREASE) INCREASE IN CASH	(3,078)	(6,689)	3,665

CASH, BEGINNING OF YEAR	6,743	13,432	-

CASH, END OF YEAR	$ 3,665	$ 6,743	$ 3,665

The accompanying notes are an integral part of these consolidated financial statements.

19

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010 and 2009

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

Going concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company is an development stage company and its general business  is the operation of a wine store in Tianjin, China.. The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the wine operations The Company has incurred losses of $4,987,328 from inception to December 31, 2010 and has a working capital deficiency of $68,004. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.

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

Basis of Presentation

The accompanying consolidated financial statements are presented In United States dollars and are prepared in accordance with accounting principles accepted in the United States.

Use of Estimates and Assumptions

Preparation of the Company’s financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Equipment

Equipment is carried at acquisition cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets on a straightline basis.

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

Definite life intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. These tests involve the use of estimates and assumptions appropriate in the circumstances. In assessing fair value, valuation models are used that include discounted cash flows. The models use assumptions that include levels of growth in assets under management from net sales and market, pricing and margin changes, synergies achieved on acquisition, discount rates, and observable data for comparable transactions. As of December 31, 2010, the Company believes there is an impairment of its intangible assets and has recorded a write-down in the value of the intangible in the amount of $872,225.

Concentration of Credit Risk

Cash in bank accounts is at risk to the extent that it exceeds U.S. Federal Deposit Insurance Corporation and Canadian Deposit Insurance Corporation insured amounts. To minimize risk, the Company places its cash with high credit quality institutions. All cash for the U.S. Corporation is deposited in one prominent Canadian financial institution and the Chinese Subsidiary maintains a bank account with a prominent Chinese financial institution.

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

Comparative figures

Certain comparative figures have been reclassified in order to conform to the current year's financial statement presentation

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06 :Fair Value Measurements and Disclosure (Topic 820) regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU, however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  The ASU amends FASB Accounting Standards Codification Topic 310, Receivables, to improve the disclosures that an entity provides about the credit quality of its financing receivables and the related allowance for credit losses.  As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivables, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.  This ASU is effective for interim and annual reporting periods ending on or after December 15, 2010.  The adoption of this standard may require additional disclosures, but we do not expect the adoption to have a material effect on our consolidated financial statements.

On December 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29:Business Combinations (Topic 805), which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010.  We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

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

NOTE 3 – DEPOSITS ON LEASEHOLD IMPROVEMENTS

The Company opened its first wine and spirits retail store located in Tianjin, China in December, 2008 for the distribution of its imported products. As at December 31, 2010, the Company has advanced $85,000 towards the leasehold improvements of future store(s) planned for the latter half of 2011.

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

The Company opened one wine and spirits retail stores to be located in Tianjin, China in December, 2008. The store is approximately 1,900 sq. ft. and named “Legacy Wine and Spirits” and will initially stock imported red and white wines as well as a selection of spirits from Bronco winery in California, USA.. This initial store will be a flagship model for a franchising plan designed to further broaden the Company’s distribution facilities and gain further market awareness and penetration of the Legacy brand.  Once the Legacy retail stores have been established, the Company will exercise its First Right of Refusal to start-up its manufacturing facility in Beijing through Legacy Merchants agreement with Nine Dragons.

Intangible assets include the following:

Description	December 31,	December 31,
	2010	2009
15 year general license to acquire & distribute wine & spirits in China	$ 960,000	$ 960,000
Website development , branding and labeling costs incurred	65,100	65,100
Less: accumulated amortization	(142,375)	(74,035)
	$ 882,725	$ 951,065
Less: write-down of intangible assets	(872,225)	-
Adjusted Balance	$ 10,500	$ 951,065

23

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

On May 15, 2010, the Company entered into an agreement with Palisades Financial Ltd. (“Palisades”), a private company controlled by a significant shareholder, with a two-year term, whereby Palisades provides investor relations services to the Company (valued at $30,000) in exchange for 750,000 restricted shares of the Company’s common stock

On May 15, 2010, the Company entered into an agreement with a consultant, for a two year term, whereby the consultant provides consulting services to the Company (valued at $30,000) in exchange for 750,000 restricted shares of the Company’s common stock.

On December 1, 2010, the Company entered into an agreement with Charlton Investments Limited. (“Charlton”), a private company controlled by a significant shareholder, with a two-year term, whereby Charlton will provide investment-banking services to the Company (valued at $10,000) in exchange for 500,000 restricted shares of the Company’s common stock.

On December 1, 2010, the Company entered into an agreement with Compte de Sierge Accomodative Corp. Ld.., (“Compte”) a private company owned by a significant shareholder of the Company, for a two year term, whereby Compte will provide investor relations services to the Company (valued at $10,000) in exchange for 500,000 restricted shares of the Company’s common stock.. Compte will provide such services as researching, editing and generating a company profile, relaying the Company’s business perspectives and distribution of corporate updates, including press releases.

The Company amortizes the costs of these services over the respective terms of the contracts.  During the year ended December 31, 2010, the Company recorded amortization of deferred compensation totaling $119,584 (2009 - $120,000 accrued) and as at December 31, 2010 the unamortized portion of the deferred compensation totaled $60,416.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company’s capitalization is 100,000,000 common shares with a par value of $0.0001 per share.

2010 Transactions

On January 20, 2010 the Company issued 200,000 restricted common shares with a fair value of $14,000 to a consultant for his current services.

During the year ended December 31, 2010 the Company issued 12,882,500 shares under the Company’s 2010 & 2009 Employee Stock Option Incentive Plans with a value of $301,950 for satisfaction of debt to related parties and $100,250 for certain other management and consulting services.

On May 26, 2010, the Company issued 1,500,000 restricted common shares with a fair value of $60,000 pursuant to deferred compensation agreements and on December 31, 2010, the Company issued 1,000,000 restricted common shares with a fair value of $20,000 pursuant to deferred compensation agreements.

During the year ended December 31, 2010 the Company issued 2,627,440 restricted common shares to settle a debt in the amount of $131,372 to Golden Spirit Enterprises Ltd. and issued 1,451,360 restricted common shares to settle a debt in the amount of $72,568 to Organa Gardens International Inc., both companies with directors in common.

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

2010 Stock Options

During the year ended December 31, 2010 the Company issued 12,882,500 shares under the Company’s 2010 & 2009 Employee Stock Option Incentive Plans with a value of $301,950 for satisfaction of debt to related parties and $100,250 for certain other management and consulting services.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2008	-	-	-
Granted during the period	1720,000	0.25	-
Exercised during the period	(1,720,000)	0.25	-

Balance, December 31, 2009	-	$ -	-

Granted during the period	12,882,500	0.03	-
Exercised during the period	(12,882,500)	0.03	-

Balance, December 31, 2010	-	$ -	-

As of December 31, 2010 there were Nil stock options available for grant under the Company’s 2008 and 2009 Stock Incentive and Option Plans.

On February 9, 2010, the Company filed Registration Statements on Form S-8 to register 9,000,000 to be issued pursuant to the Company’s 2010 Stock Incentive and Option Plan. As of December 31, 2010 there were 1,015,000 stock options available for grant under the Company’s 2010 Stock Incentive and Option Plan

2009 Stock Options

During the year ended December 31, 2009, the Company granted a total of 1,720,000, 5 year common stock options at various prices between $0.06 - $0.45 per share, of which 1,375,000 were exercised immediately in satisfaction of debts to related parties in the amount of $192,300. The Company recognized stock-based compensation of $19,350, which represented the fair value of the remaining 345,000 stock options granted to consultants.  The Company received cash proceeds of $51,300 on the exercise of the 345,000 stock options.

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

During the year ended December 31, 2010, the Company incurred expenses for consulting fees of $220,000 (2009 - $115,000) to companies controlled by a significant shareholder and $3,142 (2008 - $9,189) for directors fees.

During the year ended December 31, 2010, the Company incurred expenses for services of $119,584 (2009 - $120,000) to three companies controlled by a significant shareholders and one consultant pursuant to service contracts (See Note 5).

During year ended December 31, 2010, the Company incurred expenses for rent of $26,694 (2009 - $27,612) to a Company controlled by a significant shareholder.

The following amounts are due to related parties:

	December 31, 2010	December 31, 2009

Organa Gardens International Inc.	$ -	$ 131,372
Golden Spirit Enterprises Ltd.	-	72,691
Significant shareholders	39,612	9,149

	$ 39,612	$ 213,212

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. All amounts owed to the above related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 8 - INCOME TAXES

Potential benefits of United States Federal income tax losses are not recognized in the accounts until realization is more likely than not. As of December 31, 2010, the Company has combined net operating losses carried forward totaling approximately $4,598,000 for tax purposes which expire through 2030. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382 for 2002 and prior year’s losses.  Pursuant to ASC Topic 740, the Company is required to compute tax asset benefits for net operating losses carried forward. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

A reconciliation of income tax computed at the federal and state statutory tax rates is as follows:

	Year ended December 31, 2010	Year ended December 31, 2009

Federal income tax provision at statutory rate	(35.00)%	(35.00)%
State income tax provision at statutory rate, net of federal income tax effect	(0.00)	(0.00)

Total income tax provision rate	(35.00)%	(35.00)%

The actual income tax provisions differ from the expected amounts calculated by applying the federal income tax statutory rate to the Company’s loss before income taxes. The components of these differences are as follows:

	Year ended December 31, 2010	Year ended December 31, 2009

Loss before income taxes	$ (1,536,307)	$ (568,263)
Corporate tax rate	35.00%	35.00%

Expected tax expense (recovery)	(537,707)	(198,892)
Non-deductable stock based compensation	19,350	19,350
Unrecognized loss carry forward and other	518,357	179,542

Income tax provision	$ -	$ -

The Company’s tax-effected deferred income tax assets and liabilities are estimated as follows:

	2010	2009

Non-capital loss carry forwards	$-	$-
Valuation allowance	-	-
Net deferred tax asset	$-	$-

NOTE 9 - SUPPLEMENTARY CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

	Year ended December 31,		For the period from February 19, 1999 (inception) to
	2010	2009	December 31 ,2010
Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Shares issued for other intangible assets	$ -	$ -	$ 960,000

Shares issued for debt settlement	$ 505,890	$ 192,300	$ 1,1309,479

Shares issued for deferred compensation	$ 80,000	$ 240,000	$ 320,000

During the year ending December 31, 2010:

The Company issued 200,000 restricted common shares with a fair value of $14,000 to a consultant for his current services.

The Company issued 12,882,500 shares under the Company’s 2010 & 2009 Employee Stock Option Incentive Plans with a value of $301,950 for satisfaction of debt to related parties and $100,250 for certain other management and consulting services.

The Company issued 1,500,000 restricted common shares with a fair value of $60,000 pursuant to deferred compensation agreements and on December 31, 2010, the Company issued 1,000,000 restricted common shares with a fair value of $20,000 pursuant to deferred compensation agreements.

The Company issued 2,627,440 restricted common shares to settle a debt in the amount of $131,372 to Golden Spirit Enterprises Ltd. and issued 1,451,360 restricted common shares to settle a debt in the amount of $72,568 to Organa Gardens International Inc., both these companies having directors in common.

During the year ending December 31, 2009:

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of August 1, 2010, the Company has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,500 per month for a period of 3 years. As of October 15, 2008, the Company has leased it wine store in Tianjin for a period of 10 years (renewable for an additional 5 years), at $1,225 per month. See table below for Tianjin lease schedule.

Tianjin Store	2010	2011	2012	2013	2014	TOTAL
Lease rental	$14,700	$14,700	$14,700	$14,700	$14,700	$73,500

NOTE 11 – SUBSEQUENT EVENTS

On January 13, 2011, the Company issued 45,000 restricted commons shares valued at $900 to two directors for their current services.

On January 26, 2011, the Company filed a Registration Statement on Form S-8 to register 11,000,000 shares to be issued pursuant to the Company’s 2011 Stock Incentive and Option Plan. In 2011, the Company granted and issued 8,425,000 shares $0.02 per share pursuant to the Company’s 2011 Stock Incentive and Option Plan for settlement of debt to related parties and certain other management and consulting services of $168,500.

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

Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, during the year ended December 31, 2010, our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules, as more fully described below. This was due to deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls and that may be considered to be material weaknesses.

Management identified the following material weaknesses in internal control over financial reporting:

1.

The Company has limited segregation of duties with respect to its operations in the Peoples Republic of China, which is not consistent with good internal control procedures.

2.

The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future. This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal controls.

Management believes that the material weaknesses set forth in items 1 and 2 above did not have an affect on the Company’s financial results.

The Company and its management will endeavor to correct the above noted weaknesses in internal control as it begins to expand its operations in the Peoples Republic of China and once it has adequate funds to do so. Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Changes In Internal Controls

No changes in the Company's internal controls over financial reporting occurred during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Code of Ethics

We intend to adopt a code of ethics in 2011 that applies to our principle executive officer, principal financial officer, principle accounting officer or controller, other persons performing similar functions.  We intend to post the text of our code of ethics on our website in connection with our "Investor Relations" materials.  In addition, we intend to promptly disclose (1) the nature of any amendment to our code of ethics that applies to our principle executive officer principal  financial officer, principle accounting officer or controller, other persons  performing similar functions (2) the nature of any wavier, including an implicit wavier, from a provision of our code of ethics that is granted to one of these specific officers, the name of such person who is granted the waiver and the date of the waiver on our web site in the future.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors. We are dependent on the efforts and abilities of certain of our senior management.  The interruption of the services of key management could have a material adverse effect on our operations, profits and future development, if suitable replacements are not promptly obtained. We anticipate that we will enter into employment agreements with each of our key executives; however, no assurance can be given that each executive will remain with us during or after the term of his or her employment agreement. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, there can be no assurance that we will be able to continue to do so. Our officers and directors will hold office until their resignation or removal.

Our directors and principal executive officers are as specified on the following table:

Name and Address

                  Age

Position

Date of Appointment

----------------------------------------------------------------------------------------------------------------------------

Jaclyn Cruz

 35

President & Director & CEO

November 18, 2008

Matt Kelly

 35

Secretary, Treasurer

December 20, 2010

& Director  & CFO

The chart above specifies Legacy Wine & Spirits International Ltd.’s current officers and directors. All directors of the Company hold office until the next annual meeting or until their successors have been elected and qualified.  All officers serve at the discretion of the Board of Directors. There are no familial relationships between our officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance. Not all of our officers, directors, and principal shareholders have filed all reports required to be filed by those persons on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Jaclyn Cruz President	2008	3,500	0	2,550	0	0	0	0	0
	2009	2,191	0	0	0	0	0	0	0
	2010	500	0	0	0	0	0	0	0

Matt
Kelly
Director	2010	0	0	0	0	0	0	0	0

On December 20, 2010, the Registrant accepted the resignation of Christopher Scheive as Secretary, Treasurer, Director and Chief Financial Officer of the Registrant. Prior to his resignation, Mr. Scheive received a salary only of $2,642 in 2010. (2009 - $7,000; 2008 - $1,000). In 2008, Mr. Scheive received a stock award valued at $16,250. No stock awards were received by Mr. Scheive in 2009 or 2010.

We have no employment agreements with any of our director and sole officer. We do not contemplate entering into any employment agreements until such time as we begin profitable operations. There is no assurance that we will ever generate revenues from our operations. The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officer. There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Stock-based Compensation. During the year ended December 31, 2010, $Nil (2009-$19,350) in stock-based compensation was recorded in our financial statements.  Stock-based compensation is an estimate of the intrinsic value placed in respect to stock options granted to officers, directors, employees and an estimate of the fair value of stock options granted to consultants using the Black-Scholes option pricing model. We do not expect further stock-based compensation in 2011.

In the instance that incentive stock options are granted and immediately exercised to satisfy debts to related parties, the Company, accordingly, records no further compensation expense.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2010, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Name of

Amount & Nature of

Percent of Class

Title of Class

Beneficial Owner

Beneficial Owner

                 Common Stock

--------------------------------------------------------------------------------------------------------------------------------------------

Jaclyn Cruz

P.O. Box 63

  5,000

0.0001%

President/.Director/CEO

Farmingville, New York

11738

Matt Kelly

                123 Van Horne Avenue

          -

   0.00%

Secretary /Director /CFO

Holbrook, New York

11741

All directors and Officers as a group

  5,000

0.0001%

Security Ownership by Management.  As above, at December 31, 2010, our directors, Jaclyn Cruz owned 5,000 shares and Matt Kelly owned Nil shares for and aggregate total of 5,000 shares or 0.0001% of the common stock outstanding.

Changes in Control.  Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE

During the year ended December 31, 2010, the Company incurred expenses for consulting fees of $220,000 (2009 - $115,000) to companies controlled by a significant shareholder and $3,142 (2008 - $9,189) for directors fees.

During the year ended December 31, 2010, the Company incurred expenses for services of $119,584 (2009 - $120,000) to three companies controlled by a significant shareholders and one consultant pursuant to service contracts.

During year ended December 31, 2010, the Company incurred expenses for rent of $26,694 (2009 - $27,612) to a Company controlled by a significant shareholder.

The following amounts are due to related parties:

	December 31, 2010	December 31, 2009

Organa Gardens International Inc.	$ -	$ 131,372
Golden Spirit Enterprises Ltd.	-	72,691
Significant shareholders	39,612	9,149

	$ 39,612	$ 213,212

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

2010: $35,000

2009: $36,000

2. Audit-Related Fees: Aggregate fees billed in each of the last two (2) fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the financial statements and are not reported previously. These services include the review of certain registration statements and certain comment letters from the US SEC.

2010: $4,000

2009: $1,000

3. Tax Fees: Aggregate fees billed in each of the last two (2) fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

2010: $0

2009: $0

4. All Other Fees: Aggregate fees billed in each of the last two (2) fiscal years for products and services provided by the principal accountant, other than the services previously reported.

2010: $0

2009: $0

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

         Financial Officer.

Exhibit 32.1 - Section 302 Certification of Periodic Report of the Chief

        Executive Officer.

Exhibit 32.1 - Section 302 Certification of Periodic Report of the Chief

         Financial Officer.

b) Form 8-K

Form 8-K filed December 22, 2010 with respect to shares for debt settlement agreements, directorship changes and a change in corporate address.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned,

thereunto duly authorized, on April 15, 2011

Legacy Wine & Spirits International Ltd.

a Delaware corporation

By:

/s/: Jaclyn Cruz

-----------------------

Jaclyn Cruz

Its:

Director and President

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/: Jaclyn Cruz

------------------------------------

Date: April 15, 2011

Jaclyn Cruz

President and a Director

By: /s/ Matt Kelly

-------------------------------------

Date: April 15, 2011

Matt Kelly, Director,

Secretary & Treasurer

34