Form 10-Q
period 2011-03-31
LEGACY WINE & SPIRITS INTERNATIONAL LTD.
filed 2011-06-23
CIK 1089565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

_____________

FORM 10-Q

(Mark One)
[ X ]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number: 333-138672

Legacy Wine & Spirits International Ltd.

(Exact name of small business issuer as specified in it’s charter)

Nevada

(State or other jurisdiction of incorporation or organization)

91-1963840
(I.R.S. Employer Identification No.)

35 South Ocean Avenue

Patchogue, New York, 11772

 (Address of principal executive offices)

888-488-6882

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes  [ X] No

APPLICABLE ONLY TO CORPORATE ISSUERS

On May 31, 2011 there were 53,450,385 shares outstanding of the issuer’s common stock.

INDEX	Page
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheet as of March 31, 2011 (Unaudited) and December 31, 2010	3
Consolidated Statements of Operations (Unaudited) For the Three Months Ended March 31, 2011 and 2010, and the Period from February 18, 1999 (Inception) through March 31, 2011	4
Consolidated Statements of Cash Flows (Unaudited) For the Three Months Ended March 31, 2011 and 2010, and the Period from February 18, 1999 (Inception) through March 31, 2011	5
Notes To Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis or Plan of Operation	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4T. Controls and Procedures	20
Part II. OTHER INFORMATION
Item 1. Legal Proceedings	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	23
Item 4. Submission of Matters to a Vote of Security Holders	23
Item 5. Other Information	23
Item 6. Exhibits	24
SIGNATURES	25

PART I -  FINANCIAL INFORMATION

Item 1. Financial Statements

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010

CURRENT ASSETS
Cash	$ 12,895	$ 3,665
Inventory, at cost	11,975	20,551
Prepaid Expenses	5,202	5,171

TOTAL CURRENT ASSETS	30,072	29,387

DEPOSIT ON LEASEHOLD IMPROVEMENTS	85,000	85,000
LEASEHOLD IMPROVEMENTS, net of depreciation of $20,144 (2010 - $17,986)	99,362	101,520
FURNITURE AND FIXTURES, net of depreciation of $32,886 (2010 - $32,834)	641	694
OTHER INTANGIBLE ASSETS, net of write-down of $Nil (2010 - $872,225) and amortization of $ 142,577 (2010 - $142,375)	10,298	10,500

TOTAL ASSETS	$ 225,373	$ 227,101

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 56,069	$ 57,779
Due to related parties	5,441	39,612

TOTAL CURRENT LIABILITIES	61,510	97,391
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.0001 par value, 100,000,000 shares authorized
Issued and outstanding: 50,875,385 (2010 – 42,405,385) common shares	5,088	4,241
Additional paid-in capital	5,341,766	5,173,213
Deferred compensation	(50,414)	(60,416)
Deficit accumulated during the development stage	(5,132,577)	(4,987,328)

TOTAL STOCKHOLDERS’ EQUITY	163,863	129,710

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 225,373	$ 227,101

The accompanying notes are an integral part of these consolidated financial statements

LEGACY WINE & SPIRITS INTERNATIONAL LTD

 (A development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31,		Cumulative from February, 19, 1999 (inception) to March 31 ,
	2011	2010	2011

REVENUES
Wine sales	$ 13,544	$ 9,088	$ 90,623

COST OF GOODS SOLD	8,514	7,362	56,833

GROSS PROFIT	5,030	1,726	33,790
GENERAL AND ADMINISTRATIVE EXPENSES:
Wine promotions	405	-	3,638
Store supplies	-	219	3,623
Advertising	-	-	757
Property Tax	-	-	2,095
Investor relations	5,001	15,000	137,473
Consulting	66,001	158,348	1,023,332
Depreciation and amortization	2,412	19,318	195,258
Exploration costs	-	-	17,214
Management Fees	35,500	-	266,700
Office and General	14,299	17,965	494,128
Professional Fees	20,059	11,786	404,234
Travel and accommodation	1,919	4,713	130,062
Wages and salaries	4,683	5,485	132,226
Website development costs	-	-	158,772
Write down of liquor license	-	-	872,225
Write-down of technology license	-	-	912,653
Write-down of URL’s	-	-	247,500

TOTAL EXPENSES	150,279	232,834	4,971,340

OTHER INCOME (EXPENSES)
Property Option Loss	-	-	(15,500)
Interest on settlement of due to related parties	-	-	(149,337)

TOTAL OTHER INCOME (EXPENSES)	-	-	(164,837)

Loss before Income Taxes	(145,249)	(231,108)	(5,132,577)
Income Tax Provision	-	-	-

NET LOSS	$ (145,249)	$ (231,108)	$ (5,132,577)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$ (0.01)	$ (0.01)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING BASIC AND DILUTED	47,291,941	23,589,918

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2011	Three months ended March 31, 2010	Cumulative from February, 19, 1999 (inception) to Dec 31 , 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(145,249)	$ (231,108)	$ (5,132,577)
Adjustments to reconcile net loss to net cash (used in) operating activities:
- depreciation and amortization	2,413	19,318	194,899
- fees and services paid with shares	119,402	44,000	598,891
- interest on settlement of due to related parties	-	-	149,337
- non-cash exploration costs	-	-	9,500
- write down of liquor license	-	-	872,225
- write down of technology license	-	-	912,654
- write off of website development costs	-	-	158,772
- write down of URLs	-	-	247,500
- net changes in working capital items	(1,741)	(21,109)	500,503
- inventory	8,576	6,933	(11,975)

NET CASH FLOWS (USED IN) OPERATING ACTIVITIES	(16,599)	(181,966)	(1,500,271)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of furniture and equipment	-	-	(24,317)
Deposit on Leasehold improvements	-	-	(85,000)
Leasehold improvements	-	-	(119,505)
Website development costs	-	-	(223,872)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	-	-	(452,694)

CASH FLOWS FROM FINANCING ACTIVITIES
Net advances from related parties	25,829	185,547	1,094,060
Proceeds on sale of common stock	-	-	871,800

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	25,829	185,547	1,965,860

NET INCREASE IN CASH	9,230	3,581	12,895
			-
CASH, BEGINNING OF PERIOD	3,665	6,743

CASH, END OF PERIOD	$ 12,895	$ 10,324	$ 12,895

The accompanying notes are an integral part of these consolidated financial statements.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.-

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

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

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  The Company is a development stage company and its general business is the operation of a wine store in Tianjin, China.  The Company will depend almost exclusively on outside capital through the issuance of common shares to finance ongoing operating losses and to fund the wine operations. The Company has incurred losses of $5,132,577 from inception to March 31, 2011 and has a working capital deficiency of $31,438. The ability of the Company to continue as a going concern is dependent on raising additional capital and ultimately on generating future profitable operations.  There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.

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

Operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Equipment

Equipment is carried at acquisition cost less accumulated depreciation. Depreciation is provided over the estimated useful lives of the assets on a straight line basis.

Leasehold Improvements

Leasehold Improvements is carried at acquisition cost less accumulated depreciation. Depreciation is provided over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets on straight line basis per annum.

Intangible Assets

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350 , “Intangibles-Goodwill and Other” requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. The Company's intangible assets consist of the acquisition of the license to import and distribute wine & liquor products and various brands and labels. The Company determined that the intangibles have an estimated useful life of 15 years and will be reviewed annually for impairment. Amortization will be recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes. The Company commenced amortization when the economic benefits of the assets began to be consumed in December 2008. Other intangibles are carried at acquisition cost less accumulated amortization. Amortization is provided over the estimated useful lives of the assets on straight line basis per annum.

Definite life intangible assets are tested for recoverability whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. These tests involve the use of estimates and assumptions appropriate in the circumstances. In assessing fair value, valuation models are used that include discounted cash flows. The models use assumptions that include levels of growth in assets under management from net sales and market, pricing and margin changes, synergies achieved on acquisition, discount rates, and observable data for comparable transactions. As of December 31, 2010, the Company believed there was an impairment of its intangible assets and  recorded a write-down in the value of the intangible in the amount of $872,225.

Concentration of Credit Risk

Cash in bank accounts are at risk to the extent that they exceed U.S. Federal Deposit Insurance Corporation and Canadian Deposit Insurance Corporation insured amounts. To minimize risk, the Company places its cash with high credit quality institutions. All cash is deposited in one prominent Canadian financial institution.

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

Recent Accounting Pronouncements

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

MARCH 31, 2011

(Unaudited)

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

On December 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010.  We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

NOTE 3 – DEPOSITS ON LEASEHOLD IMPROVEMENTS

The Company opened its first wine and spirits retail store located in Tianjin, China in December, 2008 for the distribution of its imported products. As of  March 31, 2011 the Company has advanced $85,000 towards the leasehold improvements of future store(s) planned for the latter half of 2011.

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

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

NOTE 4 – INTANGIBLE ASSETS  (continued)

Intangible assets include the following:

Description	March 31,	December 31,
	2011	2010
15 year general license to acquire & distribute wine & spirits in China	$ 960,000	$ 960,000
Website development, branding and labeling costs incurred	65,100	65,100
Less: accumulated amortization	(142,577)	(142,375)
	882,523	951,065
Less: write-down of intangible assets	(872,225)	(872,225)
Adjusted Balance	$ 10,298	$ 10,500

NOTE 5 – DEFERRED COMPENSATION

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

On December 1, 2010, the Company entered into an agreement with Charlton Investments Limited (“Charlton”), a private company controlled by a significant shareholder, with a two-year term, whereby Charlton will provide investment-banking services to the Company (valued at $10,000) in exchange for 500,000 restricted shares of the Company’s common stock.

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

The Company amortizes the costs of these services over the respective terms of the contracts.  During the three months ended March 31, 2011, the Company recorded amortization of deferred compensation totaling $10,002 and as at March 31, 2011 the unamortized portion of the deferred compensation totaled $50,414.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

The Company’s capitalization is 100,000,000 common shares with a par value of $0.0001 per share.

2011 Transactions

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

2011 Stock Options

During the three month period ended March 31, 2011, the Company granted and issued 8,425,000 shares $0.02 per share pursuant to the Company’s 2011 Stock Incentive and Option Plan for settlement of debt to related parties and certain other management and consulting services of $168,500.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2008	-	$ -	-

Granted during the period	1,720,000	0.25	-
Exercised during the period	(1,720,000)	0.25	-

Balance, December 31, 2009	-	$ -	-

Granted during the period	12,882,500	$ 0.03	-
Exercised during the period	(12,882,500)	0.03	-

Balance, December 31, 2010	-	$ -	-

Granted during the period	8,425,000	$ 0.02	-
Exercised during the period	(8,425,000)	0.02	-
Balance, March 31, 2011	-	$ -	-

As of March 31, 2011 there were 1,710,000 stock options available for grant under the Company’s 2009 Stock Incentive and Option Plan.

On January 26, 2011, the Company filed Registration Statements on Form S-8 to register 11,000,000 to be issued pursuant to the Company’s 2011 Stock Incentive and Option Plan. As of March 31, 2011 there were 2,545,000 stock options available for grant under the Company’s 2011 Stock Incentive and Option Plan

LEGACY WINE & SPIRITS INTERNATIONAL LTD.

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY (continued)

2010 Stock Options

During the three months ended March 31, 2010, the Company issued 4,195,000 shares under the Company’s 2010 & 2009 Employee Stock Option Incentive Plans at various prices between $0.03 to $0.07 with a total value of $144,700 for satisfaction of debt to related parties.  Accordingly, no further stock based compensation was recorded.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2008	-	-	-
Granted during the period	1,720,000	$ 0.25	-
Exercised during the period	(1,720,000)	0.25	-

Balance, December 31, 2009	-	$ -	-

Granted during the period	4,195,000	$ 0.07	-
Exercised during the period	(4,195,000)	0.07	-

Balance, March 31, 2010	-	$ -	-

As of March 31,2010 there were 587,500 stock options available for grant under the Company’s 2008 Stock Incentive and Option Plan.

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

NOTE 7 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2011, the Company incurred expenses for consulting and mangagement fees of $111,500 (2010 - $90,000) to significant shareholders and Companies controlled by a significant shareholder and $2,400 (2010 - $9,189) for directors fees.

During the three months ended March 31, 2011, the Company incurred expenses for services of $10,002 (2010 - $30,000) to two companies controlled by a significant shareholders pursuant to service contracts (See Note 5).

During the three months ended March 31, 2010, the Company incurred expenses for rent of $7,645 (2010 - $6,529) to a Companies controlled by a significant shareholder.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.-

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

NOTE 7 – RELATED PARTY TRANSACTIONS (continued)

The following amounts are due to related parties:

	March 31, 2011	December 31, 2010

Significant shareholders	$ 5,441	$ 39,612

All related party transactions are in the normal course of business and are measured at the exchange amount, which is the amount of consideration established and agreed to by the related parties. All amounts owed to the above related parties are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE 8 – INCOME TAXES

Potential benefits of United States Federal income tax losses are not recognized in the accounts until realization is more likely than not. As of March 31, 2011, the Company has combined net operating losses carried forward totalling approximately 5,133,000 for tax purposes which expire through 2031. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382 for 2002 and prior year’s losses.  Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry forwards.

NOTE 9- SUPPLEMENTARY CASH FLOW INFORMATION AND NON-CASH INVESTING AND   FINANCING ACTIVITIES

	Three months ended March 31,		For the period from February 19, 1999 (inception) to
	2011	2010	March 31, 2011

Cash paid during the period for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

Shares issued for other intangible assets	$ -	$ -	$ 960,000

Shares issued for debt settlement	$ 60,000	$ 144,700	$ 1,369,479

Shares issued for deferred compensation	$ -	$ -	$ 320,000

During the three month period ended March 31, 2011, the Company granted and issued 8,425,000 shares $0.02 per share pursuant to the Company’s 2011 Stock Incentive and Option Plan for settlement of debt to related parties and certain other management and consulting services of $168,500.

During the three month period ended March 31, 2011, the Company issued 45,000 restricted common shares valued at $900 to two directors for their current services.

LEGACY WINE & SPIRITS INTERNATIONAL LTD.-

(A development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

As of August 1, 2010, the Company has leased 1250 sq. ft of office space from Holm Investments Ltd. at $2,500 per month for a period of 3 years. As of October 15, 2008, the Company has leased it wine store in Tianjin for a period of 10 years (renewable for an additional 5 years), at $1,225 per month. See table below for Tianjin lease schedule.

Tianjin Store	2011	2012	2013	2014	2015	TOTAL
Lease rental	$14,700	$14,700	$14,700	$14,700	$14,700	$73,500

NOTE 11 – SUBSEQUENT EVENTS

In May 2011, the Company granted and issued 2,575,000 shares $0.02 per share pursuant to the Company’s 2011 Stock Incentive and Option Plan for settlement of debt to related parties and certain other management and consulting services of $51,500.

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

Our Wine & Spirits Operation

A foreign corporation owing a Chinese subsidiary would normally have to maintain a certain balance at the bank unless a Chinese citizen holds the subsidiary shares. The shares in Tianjin Legacy Wine Trading Co. Ltd. are held on May 28, 2008 Legacy Wine & Spirits International Ltd. reported that it had signed an agreement with Legacy Wine and Spirits Merchants Ltd (“Legacy Merchants”) a Hong Kong based Company, for the rights to a fifteen (15) year general license to import, bottle, blend, manufacture and distribute wine and spirits in China. Legacy Merchants received 1,000,000 shares of the Company’s Rule 144 stock valued at $960,000 for the rights to the aforementioned license through its agreement with Beijing Nine Dragons Winery Development Co. Ltd (“Nine Dragons”) a China based company. Through Legacy Merchants and its agreement with Crown Star Holdings Ltd, an alcoholic beverage sourcing company with offices in Canada and Hong Kong, the Company has access to a wide selection of fine wine and spirits. The Company’s initial plans were to open at least two (2) wine and spirits retail stores to be located in Beijing, China by September, 2008 for the distribution of its imported products. Through a number of delays after the completion of the Beijing 2008 Olympics, the plan has changed. Legacy renovated one (1) 1,900 sq.ft. store in Tianjin, China completed in November, 2008. This store is named “Legacy Wine and Spirits” and has initially stocked imported red and white wines from choice regions throughout the world. This initial store will be a flagship model for a franchising plan designed to further broaden the Company’s distribution facilities and gain further market awareness and penetration of the Legacy brand.  Once the Legacy retail stores have been established, the Company will exercise its First Right of Refusal to start-up its manufacturing facility in Beijing through Legacy Merchants agreement with Nine Dragons.

In the fourth quarter of 2010, the Company conducted an impairment analysis on the $1,025,100 attributed value of its intangible assets, including its license with Legacy Merchants valued at $960,000. These tests involved the use of estimates and assumptions appropriate in the circumstances in accordance with ASC 35-25-35:Subsequent measurement. In assessing fair value, valuation models were used that include discounted cash flows. The models use assumptions that include levels of growth in assets under management from net sales and market, pricing and margin changes, synergies achieved on acquisition, discount rates, and observable data for comparable transactions. This analysis of expected future cash flows determined that the sum of future expected cash flows does not exceed the respective net book value of the license and resulted in a write-down of the intangible asset in the amount of $872,225.(2009 - $Nil).

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

The Company has also incurred $10,000 in costs for sourcing of product and brands with wine & spirits manufacturers in China. As at March 31, 2011, the inventory totaled $11,975 (2010- $20,551).

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

Phase Two:

Legacy has $85,000 reserved for leasehold improvements required to be made to future store locations. Additionally, the Company is currently working towards leasing and renovating an additional existing wine and spirit store in China.  These stores are located in and around the Company's flagship store in Tianjin Economic Development Area (TEDA) which Legacy intends to have operating during 2011.

The location of these stores were strategically chosen for logistic reasons since this will enable the current Legacy staff to move between each store implementing the protocol and standards that Legacy Stores will be known for in China. A Legacy Wine and Spirits store should signify a reliable place for locals or foreigners to purchase their alcohol of choice whether it be for gift giving or personal consumption. Legacy's management feels that it will be advantageous to integrate these existing operating entities into a chain of Legacy retail outlets thus solidifying the Company's corporate branding.  This move will greatly expedite the Company's ability to distribute its inventory and increase its brand awareness in China. The proposed expansion will enable Legacy to have the economy of scale in terms of sales multiples and purchasing capabilities with wine and spirit suppliers and vendors.

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

Liquidity and Capital Resources.

At March 31, 2011, we had total assets of $225,373, including current assets in cash of $12,895, inventory, at cost, $11,975 and prepaid expenses of $5,202.  We have a deposit on leasehold improvements of $85,000, actual leasehold improvements, net of depreciation of $20,144 in the amount of $99,362, equipment, net of depreciation of $32,886, in the amount of $641 and other intangible assets  net of amortization of $142,577 and a December 31, 2010 write-down of $872,225 in the amount of $10,298. As of December 31, 2010, we had total current assets of $227,101. The slight decrease in assets is due to depreciation and amortization of our assets, sale of inventory and expensing the expired portion of prepaid expenses.

At March 31, 2011, we had total current liabilities of $61,510, which was represented by accounts payable and accrued liabilities of $56,069 and $5,441 due to other related parties. As of December 31, 2010 we had total current liabilities of $97,391.  The decrease in total current liabilities was a result of an decrease in amounts owing to related parties.  At March 31, 2011, we had a working capital deficiency of $31,438. (December 31, 2010 - $68,004).

We do not believe that our current cash resources will be able to maintain our current operations for an extended period of time.  We will be required to raise additional funds or arrange for additional financing over the next 12 months to adhere to our development schedule.  No assurance can be given, however, that we will have access to additional cash in the future, or that funds will be available on acceptable terms to satisfy our working capital requirements. If we are not able to arrange for additional funding or if our officers, directors and shareholders stop advancing funds to us, we may be forced to make other arrangements for financing such as loans or entering into strategic alliances. The Company is currently attempting to raise capital through accredited private investors.

Results of Operations

We have begun to realize some revenues from our retail wine store in China operations. Revenues for the three month period ended March 31, 2011 were $13,544 (2010 - $9,088) Loss from operations for the three month period ended March 31, 2011 was $145,249 (2010 - $231,108).  This decrease in loss was due to a decrease in consulting expenses this quarter.

From inception to March 31, 2011, our Company has incurred cumulative net losses of $5,132,577, resulting primarily from the write-down of certain internet related activities we were previously involved in. These included a write-down of a proprietary internet technology license in the amount of $912,653, a write-down of URL’s acquired in the amount of $247,500, a write-down of liquor license in the amount of $872,225 and a write-down of website development costs in the amount of $158,772, management and consulting fees of $1,023,332; travel and accommodation of $130,062; office and general expenses of $494,128, professional fees of $404,234; depreciation and amortization expense of $195,258, exploration costs of $17,214, a property option loss of $15,500 and interest on settlement of debt of $149,337.

The cash and equivalents constitute our present internal sources of liquidity. Because we are not generating any significant revenues, our only external source of liquidity is the sale of our capital stock and any advances from officers, directors or shareholders.

Our Plan of Operation for the Next Twelve Months

We do anticipate that we will need to raise additional capital within the next 12 months in order to continue as a going concern. To the extent that additional capital is raised through the sale of equity or equity-related securities, the issuance of such securities could result in dilution of our stockholders.  There can be no assurance that additional funding will be available on favorable terms, if at all.  If adequate funds are not available within the next 12 months, we may be required to curtail our operations significantly or to obtain funds through entering into arrangements with collaborative partners or others that may require us to relinquish rights to certain of our assets that we would not otherwise relinquish.

Legacy Wine & Spirits International Ltd. does anticipate further significant expenditures within the next 12 months for its expanding wine operations in China.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2011, we had cash in the amount of $12,895. We have generated small revenues in the amount of $90,623 since inception and have incurred a net loss of $5,132,577 from our inception on February 19, 1999 to March 31, 2011. Our current operating funds are insufficient to expand the  operation of our business venture as well as providing funds for anticipated operating overheads, professional fees and regulatory filing fees. Legacy Wine & Spirits International Ltd. does expect significant costs to complete the leasehold improvements and supply wine & liquor inventory to future liquor store locations for its business venture. It will have to obtain funds through entering into arrangements with collaborative partners or others to accomplish these expenditures. It currently is attempting to raise capital through accredited private investors. There is no assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our anticipated business plan.

Item 4T Controls and Procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management, including our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management determined that, during the year ended March 31, 2011, our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules, as more fully described below. This was due to deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls and that may be considered to be material weaknesses.

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

An additional specific weakness identified by our management was a lack of a timely review by corporate management. The weakness is principally due to lack of working capital to retain the legal, accounting and external audit services, which are integral to the Company’s process for timely disclosure and financial reporting. This deficiency resulted in the delinquent filing of our quarterly report on Form 10-Q for the quarterly period ended March 31, 2011.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

None

ITEM 1A. Risk Factors

Not applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s capitalization is 100,000,000 common shares with a par value of $0.0001 per share.

2011 Transactions

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

2011 Stock Options

During the three month period ended March 31, 2011, the Company granted and issued 8,425,000 shares $0.02 per share pursuant to the Company’s 2011 Stock Incentive and Option Plan for settlement of debt to related parties and certain other management and consulting services of $168,500.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2008	-	-	-
Granted during the period	1,720,000	$ 0.25	-
Exercised during the period	(1,720,000)	0.25	-

Balance, December 31, 2009	-	$ -	-

Granted during the period	12,882,500	$ 0.03	-
Exercised during the period	(12,882,500)	0.03	-

Balance, December 31, 2010	-	$ -	-

Granted during the period	8,425,000	0.02
Exercised during the period	(8,425,000)	$ 0.02

Balance, March 31, 2011	-	$ -	-

As of March 31, 2011 there were 1,710,000 stock options available for grant under the Company’s 2009 Stock Incentive and Option Plan.

On January 26, 2011, the Company filed Registration Statements on Form S-8 to register 11,000,000 to be issued pursuant to the Company’s 2011 Stock Incentive and Option Plan. As of March 31, 2011 there were 2,545,000 stock options available for grant under the Company’s 2011 Stock Incentive and Option Plan

2010 Stock Options

During the three months ended March 31, 2010 the Company issued 4,195,000 shares under the Company’s 2010 & 2009 Employee Stock Option Incentive Plans at various prices between $0.03 to $0.07 with a total value of $144,700 for satisfaction of debt to related parties.  Accordingly, no further stock based compensation was recorded.

The Company’s stock option activity is as follows:

	Number of options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life

Balance, December 31, 2008	-	-	-
Granted during the period	1,720,000	$ 0.25	-
Exercised during the period	(1,720,000)	0.25	-

Balance, December 31, 2009	-	$ -	-

Granted during the period	4,195,000	$ 0.07	-
Exercised during the period	(4,195,000)	0.07	-

Balance, March 31, 2010	-	$ -	-

As of March 31 2010 there were 587,500 stock options available for grant under the Company’s 2008 Stock Incentive and Option Plan.

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

LEGACY WINE & SPIRITS INTERNAIIONAL LTD.

Date: June 23, 2011	By: /s/ J. Cruz
Jaclyn Cruz
President and a Director

Date: June 23, 2011	By: /s/ M. Kelly
Matt Kelly
Director, Secretary & Treasurer